Form 10-Q
period 1996-06-30
FUNCO INC
filed 1996-08-14
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission file number: 0-21876

                                   FUNCO, INC.
             (Exact name of registrant as specified in its charter)

                Minnesota                                41-1609563
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                             10120 West 76th Street
                             Eden Prairie, MN 55344
                    (Address of principal executive offices)
                                 (612) 946-8883
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__    No _____


On August 13, 1996, the registrant had 5,900,034 outstanding shares of common stock, $ .01 par value.


                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                    PAGE NO.
- ------------------------------                                                    --------
  ITEM 1.  Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Operations - Quarter ended
                June 30, 1996 and July 2, 1995.................................       3

           Consolidated Balance Sheets - June 30, 1996 and
                March 31, 1996.................................................       4

           Consolidated Statements of Cash Flows - Three months ended June 30,
               1996 and July 2, 1995 ..........................................       5

           Notes to Consolidated Financial Statements .........................       6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations .....................................       7


PART II - OTHER INFORMATION
- ---------------------------

  ITEM 1.  Legal Proceedings...................................................       9

  ITEM 6.  Exhibits and Reports on Form 8-K ...................................      10


SIGNATURES ....................................................................      11
- ----------



PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                               Quarter Ended
                                                       --------------------------
                                                         June 30,        July 2,
                                                           1996           1995
                                                       --------------------------
Net sales ..........................................   $    18,862    $    12,261
Cost of sales ......................................        12,012          6,919
                                                       -----------    -----------
    Gross profit ...................................         6,850          5,342
Operating expenses .................................         5,569          5,521
General and administrative expenses ................         1,797          1,766
                                                       -----------    -----------
    Operating income (loss) ........................          (516)        (1,945)
Interest expense ...................................            (9)            (9)
Interest income ....................................            35             27
                                                       -----------    -----------
    Net income (loss) before income taxes ..........          (490)        (1,927)
Income tax provision (benefit) .....................          (181)          (713)
                                                       -----------    -----------
    Net income (loss) ..............................   $      (309)   $    (1,214)
                                                       ===========    ===========

Net income (loss) per share ........................   $     (0.05)   $     (0.21)

Weighted average number of common shares outstanding     5,889,225      5,833,066


                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                           June 30,        March 31,
                                                                            1996             1996
                                                                         -----------       ---------
                                                                         (Unaudited)        (Note)
ASSETS
Current Assets
  Cash and cash equivalents ........................................       $  4,178        $  5,783
  Accounts receivable ..............................................            563             621
  Inventories ......................................................         12,223           9,775
  Prepaid expenses .................................................          1,508           1,668
                                                                           --------        --------
     Total current assets ..........................................         18,472          17,847

Property & equipment, net of accumulated depreciation & amortization          6,843           7,662
Other assets, net of accumulated amortization ......................            154             159
                                                                           --------        --------
Total assets .......................................................       $ 25,469        $ 25,668
                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .................................................       $  4,104        $  3,195
  Accrued liabilities ..............................................          2,912           3,634
  Current portion of long-term debt and capital lease obligations ..             16              31
  Deferred revenue .................................................            557             622
                                                                           --------        --------
     Total current liabilities .....................................          7,589           7,482

Capital lease obligations ..........................................           --                 3
Accrued rent .......................................................            100             112

Shareholders' Equity
  Common stock (issued and outstanding: 5,894,627 and 5,877,887) ...             59              59
  Additional paid-in capital .......................................         17,821          17,803
  Retained earnings (deficit) ......................................           (100)            209
                                                                           --------        --------
     Total shareholders' equity ....................................         17,780          18,071
                                                                           --------        --------

Total liabilities and shareholders' equity .........................       $ 25,469        $ 25,668
                                                                           ========        ========


Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             SEE ACCOMPANYING NOTES.


                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                   -----------------------
                                                                    June 30,       July 2,
                                                                      1996          1995
                                                                   ---------      --------
Operating Activities
   Net loss ................................................       $  (309)       $(1,214)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization .........................           853            942
     Net loss on disposal of property and equipment ........             6           --
     Changes in operating assets and liabilities:
       Accounts receivable .................................            58            436
       Inventories .........................................        (2,448)         1,975
       Prepaid expenses ....................................           160            124
       Accounts payable ....................................           909           (331)
       Accrued liabilities .................................          (734)          (904)
       Deferred revenue ....................................           (65)           (70)
                                                                   -------        -------
         Net cash provided by (used in) operating activities        (1,570)           958

Investing Activities
   Additions to property and equipment .....................           (17)          (120)
   Increase in other assets ................................           (18)           (23)
                                                                   -------        -------
       Net cash used in investing activities ...............           (35)          (143)

Financing Activities
   Payments of obligations under capital leases ............           (18)           (53)
   Net proceeds from issuance of common stock ..............            18              9
                                                                   -------        -------
       Net cash used in financing activities ...............          --              (44)
                                                                   -------        -------

Increase (decrease) in cash and cash equivalents ...........        (1,605)           771
Cash and cash equivalents at beginning of period ...........         5,783          1,471
                                                                   -------        -------
Cash and cash equivalents at end of period .................       $ 4,178        $ 2,242
                                                                   =======        =======

                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988, and is engaged in the business of providing interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND stores and mail order operation. It also publishes a video game magazine, GAME INFORMER. The Company operated 173 retail locations at June 30, 1996 compared to 181 retail locations at July 2, 1995.


Note 2.  Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31 which completes a 52 or 53 week reporting period. All quarters for fiscal 1997 and 1996 consist of 13 weeks with the following period ending dates:

                                        Ending Date
                         -----------------------------------------
                                1997                    1996
                         ------------------      -----------------
             First            June 30, 1996           July 2, 1995
             Second      September 29, 1996        October 1, 1995
             Third        December 29, 1996      December 31, 1995
             Fourth          March 30, 1997         March 31, 1996


Note 3.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.

The operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 30, 1997 due to the seasonal nature of the Company's business.

Certain items in prior year's quarters have been reclassified to conform with the 1997 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of operations expressed as (i) percentages of net sales for the quarter indicated and (ii) percentage changes from the prior year.

                                                                                          Percent
                                                                    Quarter End           Inc(Dec)
                                                               ----------------------    ---------
                                                               June 30,      July 2,     1996 over
                                                                 1996         1995          1995
                                                               ---------    ---------    ---------
           Net sales .....................................       100.0%       100.0%       53.8%
           Cost of sales .................................        63.7         56.4        73.6
                                                               ---------    ---------    ---------
           Gross profit ..................................        36.3         43.6        28.2
           Operating expenses ............................        29.5         45.0         0.9
           General and admin. expenses....................         9.5         14.4         1.8
                                                               ---------    ---------    ---------
           Operating income (loss) .......................        (2.7)       (15.9)      (73.5)
           Interest expense...............................           -         (0.1)          -
           Interest income ...............................         0.2          0.2        29.6
                                                               ---------    ---------    ---------
           Net income (loss) before taxes ................        (2.6)       (15.7)      (74.6)
           Income tax provision (benefit).................        (1.0)        (5.8)      (74.6)
                                                               ---------    ---------    ---------
           Net income (loss)..............................        (1.6)%       (9.9)%     (74.5)%
                                                               =========    =========    =========


Comparison of First Quarter Fiscal 1997 to First Quarter Fiscal 1996

Net sales for the quarter increased from $12,261,000 in 1996 to $18,862,000 in 1997, an increase of 53.8%. The Company operated 173 stores at the end of the first quarter this year compared to 181 stores at the end of the same period prior year.

Comparable store sales for the quarter increased 63% from the same period in the prior year. The large sales increase is primarily due to strong consumer demand for Sony PlayStation and Sega Saturn products spurred by manufacturers' price reductions taken in May. The Company anticipates increased market penetration of these next generation systems throughout the year, although it does not expect to sustain the high level of comparable store sales growth achieved in the first quarter.

Cost of sales for the quarter increased from $6,919,000 in 1996 to $12,012,000 in 1997, an increase of 73.6%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 56.4% in 1996 to 63.7% in 1997. This increase is primarily due to sales mix for the quarter reflecting higher sales volume of new Sony PlayStation and Sega Saturn systems, which are sold at a lower gross margin percentage than that of new software, accessories and previously played product.

Operating expenses for the quarter increased from $5,521,000 in 1996 to $5,569,000 in 1997, an increase of 0.9%. Operating expenses decreased as a percentage of net sales from 45.0% in 1996 to 29.5% in 1997, as expenses increased only nominally while net sales increased by 53.8%.

General and administrative expenses for the quarter increased from $1,766,000 in 1996 to $1,797,000 in 1997, an increase of 1.8%. General and administrative expenses decreased as a percentage of net sales from 14.4% in 1996 to 9.5% in 1997, as expenses increased only nominally while net sales increased by 53.8%.

Operating loss for the quarter decreased from $1,945,000 in 1996 to $516,000 in 1997, a decrease of 73.5% and also decreased as a percent of net sales from 15.9% to 2.7%.

Interest income for the quarter increased from $27,000 in 1996 to $35,000 in 1997, an increase of 29.6%, primarily as the Company maintained a higher level of cash and marketable securities.

The Company incurred a net loss before income taxes for the quarter of $490,000 compared to a net loss before income taxes of $1,927,000 in the same period last year, a decrease of 74.6%. Net loss before income taxes decreased as a percentage of net sales from 15.7% in 1996 to 2.6% in 1997.

The Company recorded an income tax benefit for the quarter of $181,000 compared to a benefit of $713,000 for the same period prior year. The Company anticipates offsetting this tax benefit with tax expense in the second half of the year.

As a result of the above factors, the Company incurred a net loss for the quarter of $309,000 compared to a net loss of $1,214,000 for the same period prior year, a decrease of 74.5%. Net loss as a percentage of net sales decreased from 9.9% in 1996 to 1.6% in 1997.

Seasonality and Quarterly Functions

The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. In addition to sales seasonality, the Company's quarterly results are also impacted by new product introductions and by the number and timing of new store openings. Because of the seasonality of the Company's business and the factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The following table sets forth net sales by quarter and the number of stores operating at each quarter end for the past nine fiscal quarters:


       Net Sales (in thousands)            Number of Stores Open at Quarter End
- --------------------------------------     ------------------------------------
Fiscal                                     Fiscal
Quarter     1997       1996       1995     Quarter      1997     1996     1995
- -------     ----       ----       ----     -------      ----     ----     ----

First     $18,862    $12,261    $10,072     First        173      181      125
Second         --     15,335     15,130     Second        --      178      154
Third          --     31,897     36,389     Third         --      182      181
Fourth         --     21,889     18,774     Fourth        --      173      182



Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store expansion and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the three months ended June 30, 1996, the Company used $1,570,000 of cash in operating activities, primarily for the increase in inventory, and used $35,000 in cash in investing activities. For the three months ended July 2, 1995, the Company generated $958,000 of cash from operating activities and used $143,000 of cash in investing activities.

Subsequent to quarter end, the Company renewed and increased its revolving credit facility to $3,000,000, seasonally increasing to $10,000,000. The interest rate on outstanding borrowings under the facility (8.5% at June 30, 1996) is equal to the bank's reference rate plus one quarter of one percent. This facility is collateralized by substantially all inventory, accounts receivable, equipment and general intangibles of the Company. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company currently has no borrowings under this facility.

During fiscal 1997, the Company plans to incur capital expenditures of up to $2,000,000 for new store openings and other related store expenditures, corporate information systems and general corporate expenditures.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.


PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company and its Chief Executive Officer have been named as defendants in a civil lawsuit filed on August 17, 1995, pending in the United States District Court, District of Minnesota, entitled Christopher Cannon v. Funco Inc. and David R. Pomije. This is a putative class action in which the named plaintiff in the Class Action Complaint purports to represent a class of all purchasers of the Company's common stock during the putative class period of May 18, 1994 through December 15, 1994.

The Complaint alleges the Company's share price was artificially inflated and asserts various claims under the Securities and Exchange Act of 1934, as amended, and state common law. Plaintiff seeks damages plus costs and attorney's fees. The Company and its Chief Executive Officer believe that the claim is entirely without merit, deny liability and intend to defend the litigation vigorously. On September 7, 1995, the Company and its Chief Executive Officer filed a motion to dismiss the Class Action Complaint in its entirety. A hearing on this motion was held on March 1, 1996. The Company is awaiting the judge's decision on the motion.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits filed with this Form 10-Q:
                   (10.1a) Amendment to Credit Agreement effective June 30, 1996 by and between the Registrant and Marquette Capital Bank, including Revolving Credit Note and Security Agreement. This exhibit is being omitted pursuant to a confidential treatment application.
                   (27)    Financial Data Schedule

          (b) No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Funco, Inc.
                                     (Registrant)

Date:  August 14, 1996               By:    /s/ David R. Pomije
                                           ------------------------------------
                                            David R. Pomije
                                            Chief Executive Officer


                                     By:    /s/ Robert M. Hiben
                                           ------------------------------------
                                            Robert M. Hiben
                                            Chief Financial Officer