Form 10-Q/A
period 1996-06-30
FUNCO INC
filed 1996-08-20
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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


                                     Funco, Inc.
                                     (Registrant)

Date:  August 20, 1996               By:    /s/ David R. Pomije
                                           ------------------------------------
                                            David R. Pomije
                                            Chief Executive Officer


                                     By:    /s/ Robert M. Hiben
                                           ------------------------------------
                                            Robert M. Hiben
                                            Chief Financial Officer