Form 10-Q
period 1996-09-29
FUNCO INC
filed 1996-10-25
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 29, 1996

                                       or

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

Yes __X__    No _____

On October 18, 1996, the registrant had 5,903,070 outstanding shares of common stock, $ .01 par value.



                                   FUNCO, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

ITEM 1.     Consolidated Financial Statements (Unaudited)

            Consolidated Statements of Operations - Quarter and six
                 months ended September 29, 1996 and October 1, 1995........3

            Consolidated Balance Sheets - September 29, 1996 and
                 March 31, 1996.............................................4

            Consolidated Statements of Cash Flows - Six months ended
                 September 29, 1996 and October 1, 1995 ....................5

            Notes to Consolidated Financial Statements .....................6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................7


PART II - OTHER INFORMATION
---------------------------

ITEM 1.     Legal Proceedings...............................................10

ITEM 6.     Exhibits and Reports on Form 8-K ...............................11


SIGNATURES .................................................................12
----------

Exhibit (11) Statement Re:  Computation of Per Share Earnings...............13



PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                     Quarter Ended                      Six Months Ended
                                             ------------------------------      ------------------------------
                                             September 29,       October 1,      September 29,       October 1,
                                                 1996               1995             1996               1995
                                             -------------      -----------      -------------      -----------
Net sales ..............................      $    20,415       $    15,335       $    39,277       $    27,596
Cost of sales ..........................           12,543             8,826            24,555            15,745
                                              -----------       -----------       -----------       -----------
   Gross profit ........................            7,872             6,509            14,722            11,851
Operating expenses .....................            5,943             5,573            11,512            11,094
General and administrative expenses ....            1,897             1,855             3,694             3,621
                                              -----------       -----------       -----------       -----------
   Operating income (loss) .............               32              (919)             (484)           (2,864)
Interest expense .......................               (2)               (5)              (11)              (14)
Interest income ........................               47                26                82                53
                                              -----------       -----------       -----------       -----------
   Net income (loss) before income taxes               77              (898)             (413)           (2,825)
Income tax provision (benefit) .........               20               (57)             (161)             (770)
                                              -----------       -----------       -----------       -----------
   Net income (loss) ...................      $        57       $      (841)      $      (252)      $    (2,055)
                                              ===========       ===========       ===========       ===========

Net income (loss) per share ............      $      0.01       $     (0.14)      $     (0.04)      $     (0.35)
Weighted average number of common and
common equivalent shares ...............        6,219,458         5,868,354         5,893,852         5,850,710

                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                             September 29,    March 31,
                                                                                 1996           1996
                                                                             -------------    ---------
                                                                              (Unaudited)      (Note)
ASSETS
Current Assets
  Cash and cash equivalents .............................................      $  2,298       $  5,783
  Accounts receivable ...................................................           659            621
  Inventories ...........................................................        15,732          9,775
  Prepaid expenses ......................................................         1,508          1,668
                                                                               --------       --------
     Total current assets ...............................................        20,197         17,847

Property & equipment, net of accumulated depreciation & amortization              6,530          7,662
Other assets, net of accumulated amortization ...........................           166            159
                                                                               --------       --------
Total assets ............................................................      $ 26,893       $ 25,668
                                                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ......................................................      $  4,823       $  3,195
  Accrued liabilities ...................................................         3,521          3,634
  Current portion of long-term debt and capital lease obligations .......            61             31
  Deferred revenue ......................................................           549            622
                                                                               --------       --------
     Total current liabilities ..........................................         8,954          7,482

Capital lease obligations ...............................................            --              3
Accrued rent ............................................................            87            112

Shareholders' Equity
  Common stock (issued and outstanding: 5,900,034 and 5,877,887) ........            59             59
  Additional paid-in capital ............................................        17,836         17,803
  Retained earnings (deficit) ...........................................           (43)           209
                                                                               --------       --------
     Total shareholders' equity .........................................        17,852         18,071
                                                                               --------       --------
Total liabilities and shareholders' equity ..............................      $ 26,893       $ 25,668
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

                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           Six Months Ended
                                                                      --------------------------
                                                                      September 29,   October 1,
                                                                          1996           1995
                                                                      -------------   ----------
Operating Activities
   Net loss ......................................................      $  (252)      $(2,055)
   Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization ...............................        1,671         1,904
     Net loss on disposal of property and equipment ..............           40            --
     Changes in operating assets and liabilities:
       Accounts receivable .......................................          (38)          398
       Inventories ...............................................       (5,957)       (2,681)
       Prepaid expenses ..........................................          160           (85)
       Accounts payable ..........................................        1,628         2,709
       Accrued liabilities .......................................         (138)         (726)
       Deferred revenue ..........................................          (73)          (87)
                                                                        -------       -------
         Net cash used in operating activities ...................       (2,959)         (623)

Investing Activities
   Additions to property and equipment ...........................         (466)         (314)
   Increase in other assets ......................................          (54)           (7)
                                                                        -------       -------
       Net cash used in investing activities .....................         (520)         (321)

Financing Activities
   Payments of obligations under capital leases ..................          (39)         (143)
   Net proceeds from issuance of common stock ....................           33            55
                                                                        -------       -------
       Net cash used in financing activities .....................           (6)          (88)
                                                                        -------       -------

Decrease in cash and cash equivalents ............................       (3,485)       (1,032)
Cash and cash equivalents at beginning of period .................        5,783         1,471
                                                                        =======       =======
Cash and cash equivalents at end of period .......................      $ 2,298       $   439
                                                                        =======       =======

                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988, and is engaged in the business of providing interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND stores and mail order operation. It also publishes a video game magazine, GAME INFORMER. The Company operated 176 retail locations at September 29, 1996 compared to 178 retail locations at October 1, 1995.

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

The operating results for the quarter ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ending March 30, 1997 due to the seasonal nature of the Company's business.

Certain items in prior year's quarters have been reclassified to conform with the 1997 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of operations expressed as (i) percentage of net sales for the quarter indicated and (ii) percentage changes from the prior year.


                                                                  Percent                                      Percent
                                        Quarter Ended            Inc (Dec)          Six Months Ended          Inc (Dec)
                                 ---------------------------     ---------     --------------------------     ---------
                                 September 29,    October 1,     1997 over     September 29,   October 1,     1997 over
                                     1996            1995          1996            1996           1995          1996
                                 -------------    ----------     ---------     -------------   ----------     ---------
Net sales ......................    100.0%          100.0%         33.1%           100.0%        100.0%         42.3%
Cost of sales ..................     61.4            57.6          42.1             62.5          57.1          56.0
                                    -----           -----          ----            -----         -----          ----
Gross profit ...................     38.6            42.4          20.9             37.5          42.9          24.2
Operating expenses .............     29.1            36.3           6.6             29.3          40.2           3.8
General and admin. expenses ....      9.3            12.1           2.3              9.4          13.1           2.0
                                    -----           -----          ----            -----         -----          ----
Operating income (loss) ........      0.2            (6.0)          N/A             (1.2)        (10.4)        (83.1)
Interest expense ...............       --              --         (60.0)              --          (0.1)        (21.4)
Interest income ................      0.2             0.2          80.8              0.2           0.2          54.7
                                    -----           -----          ----            -----         -----          ----
Net income (loss) before taxes..      0.4            (5.9)          N/A             (1.1)        (10.2)        (85.4)
Income tax provision (benefit)..      0.1            (0.4)          N/A             (0.4)         (2.8)        (79.1)
                                    -----           -----          ----            -----         -----          ----
Net income (loss) ..............      0.3%           (5.5)%         N/A             (0.6)%        (7.4)%       (87.7)%
                                    =====           =====          ====            =====         =====          ====


Comparison of Second Quarter Fiscal 1997 to Second Quarter Fiscal 1996

Net sales for the quarter increased from $15,335,000 in 1996 to $20,415,000 in 1997, an increase of 33.1%. The Company operated 176 stores at the end of the second quarter this year compared to 178 stores at the end of the same period prior year. During the quarter, the Company opened 5 new stores and closed 2 of its lower performing stores. Costs associated with these store closings were reserved for in fiscal 1996.

Comparable store sales for the quarter increased 34% from the same period in the prior year. The large sales increase is primarily due to strong consumer demand for Sony PlayStation and Sega Saturn products. The Company anticipates increased market penetration of these next generation systems and of the newly introduced Nintendo 64 throughout the year, although it does not expect to sustain the high level of comparable store sales growth achieved in the second quarter.

Cost of sales for the quarter increased from $8,826,000 in 1996 to $12,543,000 in 1997, an increase of 42.1%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 57.6% in 1996 to 61.4% in 1997. This increase is primarily due to sales mix for the quarter reflecting higher sales volume of the new next generation systems, which are sold at lower gross margin percentages than that of new software, accessories and previously played product.

Operating expenses for the quarter increased from $5,573,000 in 1996 to $5,943,000 in 1997, an increase of 6.6% . This increase is primarily due to higher store payroll expense related to the quarter's increased sales volume and media expenditures associated with the FUNCOLAND NATIONAL VIDEO GAME CHAMPIONSHIPS tournament held in August. Operating expenses decreased as a percentage of net sales from 36.3% in 1996 to 29.1% in 1997, as expenses increased only nominally while net sales increased by 33.1%.

General and administrative expenses for the quarter increased from $1,855,000 in 1996 to $1,897,000 in 1997, an increase of 2.3%. General and administrative expenses decreased as a percentage of net sales from 12.1% in 1996 to 9.3% in 1997, as expenses increased only nominally while net sales increased by 33.1%.

The Company generated operating income for the quarter of $32,000 compared to an operating loss of $919,000 in the same period last year.

Interest income for the quarter increased from $26,000 in 1996 to $47,000 in 1997, an increase of 80.8%, primarily as the Company maintained a higher level of cash and cash equivalents.

The Company generated net income before income taxes for the quarter of $77,000 compared to a net loss before income taxes of $898,000 in the same period last year.

The Company recorded an income tax expense for the quarter of $20,000 compared to an income tax benefit of $57,000 for the same period prior year.

As a result of the above factors, the Company generated net income for the quarter of $57,000 compared to a net loss of $841,000 for the same period prior year.

Comparison of Six Month Period Fiscal 1997 to Six Month Period Fiscal 1996

Net sales for the six month period increased from $27,596,000 in 1996 to $39,277,000 in 1997, an increase of 42.3%. The Company operated 176 stores at the end of the six month period this year compared to 178 stores at the end of the same period prior year. Through the six month period fiscal 1997 the Company has opened 6 new stores and closed 3 of its lower performing stores.

Comparable store sales for the six month period increased 47% from the same period in the prior year. The large sales increase is primarily due to strong consumer demand for Sony PlayStation and Sega Saturn products. The Company anticipates increased market penetration of these next generation systems and of the newly introduced Nintendo 64 throughout the year, although it does not expect to sustain the high level of comparable store sales growth achieved in the first half of the fiscal year.

Cost of sales for the six month period increased from $15,745,000 in 1996 to $24,555,000 in 1997, an increase of 56.0%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 57.1% in 1996 to 62.5% in 1997. This increase is primarily due to sales mix for the six month period reflecting higher sales volume of the new next generation hardware systems, which are sold at lower gross margin percentages than that of new software, accessories and previously played product.

Operating expenses for the six month period increased from $11,094,000 in 1996 to $11,512,000 in 1997, an increase of 3.8%. This increase is primarily due to higher store payroll expense related to the six month period's increased sales volume and media expenditures associated with the FuncoLand National Video Game Championships held in August. Operating expenses decreased as a percentage of net sales from 40.2% in 1996 to 29.3% in 1997, as expenses increased only nominally while net sales increased by 42.3%.

General and administrative expenses for the six month period increased from $3,621,000 in 1996 to $3,694,000 in 1997, an increase of 2.0%. General and administrative expenses decreased as a percentage of net sales from 13.1% in 1996 to 9.4% in 1997, as expenses increased only nominally while net sales increased by 42.3%.

Operating loss for the six month period decreased from $2,864,000 in 1996 to $484,000 in 1997, a decrease of 83.1% and also decreased as a percent of net sales from 10.4% to 1.2%.

Interest income for the six month period increased from $53,000 in 1996 to $82,000 in 1997, an increase of 54.7%, primarily as the Company maintained a higher level of cash and cash equivalents.

The Company incurred a net loss before income taxes for the six month period of $413,000 compared to a net loss before income taxes of $2,825,000 in the same period last year, a decrease of 85.4%. Net loss before income taxes decreased as a percentage of net sales from 10.2% in 1996 to 1.1% in 1997.

The Company recorded an income tax benefit for the six month period of $161,000 compared to an income tax benefit of $770,000 for the same period prior year. The Company anticipates offsetting this tax benefit with tax expense in the second half of the year.

As a result of the above factors, the Company incurred a net loss for the six month period of $252,000 compared to a net loss of $2,055,000 for the same period prior year, a decrease of 87.7%. Net loss as a percentage of net sales decreased from 7.4% in 1996 to 0.6% in 1997.


Seasonality and Quarterly Functions

The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. In addition to sales seasonality, the Company's quarterly results are also impacted by new product introductions and by the number and timing of new store openings. Because of the seasonality of the Company's business and the factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The significantly reduced losses for the six month period of fiscal 1997 and achievement of second quarter profitability for the first time in Company history may not be indicative of results attainable in those periods in future years due primarily to sales seasonality and timing of new product introductions. The following table sets forth net sales by quarter and the number of stores operating at each quarter end for the past ten fiscal quarters:

          Net Sales (in thousands)                Number of Stores Open at Quarter End
-------------------------------------------       -------------------------------------
Fiscal                                            Fiscal
Quarter       1997        1996        1995        Quarter      1997      1996      1995
-------     -------     -------     -------       -------      ----      ----      ----

First       $18,862     $12,261     $10,072       First        173        181      125
Second       20,415      15,335      15,130       Second       176        178      154
Third          --        31,897      36,389       Third         --        182      181
Fourth         --        21,889      18,774       Fourth        --        173      182


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store expansion and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the six months ended September 29, 1996, the Company used $2,959,000 of cash in operating activities, primarily for increased levels of new product inventory, partially offset by an increase in accounts payable, and used $520,000 of cash in investing activities, including $466,000 for capital expenditures. For the six months ended October 1, 1995, the Company used $623,000 of cash in operating activities and $321,000 of cash in investing activities.

The Company has a $10,000,000 credit facility available representing the seasonally adjusted increase to its $3,000,000 revolving credit facility with a commercial bank. The interest rate on outstanding borrowings under the facility (8.50% at September 29, 1996) is equal to the bank's reference rate plus one quarter of one percent. This facility is collateralized by substantially all inventory, accounts receivable, equipment and general intangibles of the Company. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company had no borrowing under this facility through the first six months of the year, and has had no borrowings in the third quarter through the date of this report.

During fiscal 1997, the Company plans to incur capital expenditures of up to $2,000,000 of which $466,000 has been incurred to date for new store openings and other related store expenditures, corporate information systems and general corporate expenditures. The Company incurred capital expenditures of $478,000 in fiscal 1996.

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

The Complaint alleges the Company's share price was artificially inflated and asserts various claims under the Securities and Exchange Act of 1934, as amended, and state common law. Plaintiff seeks damages plus costs and attorney's fees. The Company and its Chief Executive Officer believe that the claim is entirely without merit, deny liability and intend to defend the litigation vigorously. The Company and its Chief Executive Officer filed a motion to dismiss the Class Action Complaint in its entirety. On October 18, 1996, the court dismissed the state common law claims with prejudice and dismissed the federal securities claims without prejudice, giving the plaintiff leave to file an amended complaint within twenty days.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed with this Form 10-Q:

                  (11)     Statements Re: Computation of Per Share Earnings

         (b) No report on Form 8-K was filed by the registrant during the quarter ended September 29, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Funco, Inc.
                                      (Registrant)

Date:  October 25, 1996               By:  /s/ David R. Pomije
                                           ------------------------------------
                                           David R. Pomije
                                           Chief Executive Officer


                                      By:  /s/ Robert M. Hiben
                                           ------------------------------------
                                           Robert M. Hiben
                                           Chief Financial Officer