Form 10-Q
period 1996-12-29
FUNCO INC
filed 1997-01-24
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 29, 1996

                                       or

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

Yes  X      No
    ----        ----

On January 22, 1997, the registrant had 6,026,318 outstanding shares of common stock, $ .01 par value.



                                   FUNCO, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NO.
------------------------------                                                  --------


ITEM 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations - Quarter and nine months
              ended December 29, 1996 and December 31, 1995...................      3

          Consolidated Balance Sheets - December  29, 1996 and
               March 31, 1996.................................................      4

          Consolidated Statements of Cash Flows - Nine months ended December
              29, 1996 and December 31, 1995..................................      5

          Notes to Consolidated Financial Statements .........................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations .....................................      7



PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings...................................................     11

ITEM 6.   Exhibits and Reports on Form 8-K ...................................     11


SIGNATURES ...................................................................     12
----------


Exhibit (11) Statement Re:  Computation of Per Share Earnings.................     13



PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                   FUNCO, INC.
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                       Quarter Ended                    Nine Months Ended
                                              ------------------------------      ------------------------------
                                              December 29,      December 31,      December 29,      December 31,
                                                  1996              1995              1996              1995
                                              ------------      ------------      ------------      ------------
Net sales ..............................      $    46,461       $    31,897       $    85,738       $    59,493
Cost of sales ..........................           30,095            19,339            54,650            35,084
                                              -----------       -----------       -----------       -----------
   Gross profit ........................           16,366            12,558            31,088            24,409
Operating expenses .....................            9,433             9,027            20,945            20,099
General and administrative expenses ....            2,425             1,845             6,119             5,488
                                              -----------       -----------       -----------       -----------
   Operating income (loss) .............            4,508             1,686             4,024            (1,178)
Interest expense .......................              (18)              (53)              (29)              (67)
Interest income ........................               22                 7               104                60
                                              -----------       -----------       -----------       -----------
   Net income (loss) before income taxes            4,512             1,640             4,099            (1,185)
Income tax provision ...................            1,510               770             1,349                --
                                              -----------       -----------       -----------       -----------
   Net income (loss) ...................      $     3,002       $       870       $     2,750       $    (1,185)
                                              ===========       ===========       ===========       ===========

Net income (loss) per share ............      $      0.48       $      0.15       $      0.45       $     (0.20)
                                              ===========       ===========       ===========       ===========

Weighted average number of common and
common equivalent shares ...............        6,220,172         5,963,398         6,141,792         5,857,269


                                                SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                        December 29,   March 31,
                                                                           1996          1996
                                                                        ------------   ---------
                                                                        (Unaudited)      (Note)
ASSETS
Current Assets
   Cash and cash equivalents .......................................      $10,633      $ 5,783
  Accounts receivable ..............................................        1,065          621
  Inventories ......................................................       18,164        9,775
  Prepaid expenses .................................................        1,458        1,668
                                                                          -------      -------
     Total current assets ..........................................       31,320       17,847

Property & equipment, net of accumulated depreciation & amortization        6,564        7,662
Other assets, net of accumulated amortization ......................          707          159
                                                                          -------      -------
     Total assets ..................................................      $38,591      $25,668
                                                                          =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .................................................      $ 7,733      $ 3,195
  Accrued liabilities ..............................................        8,485        3,634
  Current portion of long-term debt and capital lease obligations ..           41           31
  Deferred revenue .................................................          883          622
                                                                          -------      -------
     Total current liabilities .....................................       17,142        7,482

Capital lease obligations ..........................................           --            3
Accrued rent .......................................................           67          112

Shareholders' Equity
  Common stock (issued: 5,991,053 and 5,877,887) ...................           60           59
  Additional paid-in capital .......................................       18,363       17,803
  Retained earnings ................................................        2,959          209
                                                                          -------      -------
     Total shareholders' equity ....................................       21,382       18,071
                                                                          =======      -------
Total liabilities and shareholders' equity .........................      $38,591      $25,668
                                                                          =======      =======

Note: The balance sheet at March 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                          ---------------------------
                                                                          December 29,   December 31,
                                                                             1996            1995
                                                                          ------------   ------------
Operating Activities
   Net income (loss) ................................................      $  2,750       $ (1,185)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ..................................         2,468          2,867
     Deferred tax asset .............................................          (398)            --
     Net loss on disposal of property and equipment .................            41             --
     Changes in operating assets and liabilities:
       Accounts receivable ..........................................          (444)           207
       Inventories ..................................................        (8,389)        (1,170)
       Prepaid expenses .............................................            61           (167)
       Accounts payable .............................................         4,538          3,679
       Accrued liabilities ..........................................         4,806          1,271
       Deferred revenue .............................................           261            188
                                                                           --------       --------
         Net cash provided by operating activities ..................         5,694          5,690

Investing Activities
   Additions to property and equipment ..............................        (1,273)          (479)
   Increase in other assets .........................................           (73)          (102)
                                                                           --------       --------
       Net cash used in investing activities ........................        (1,346)          (581)

Financing Activities
   Payments of obligations under capital leases .....................           (59)          (204)
   Net proceeds from issuance of common stock .......................           561             56
                                                                           --------       --------
       Net cash provided by (used in) financing activities ..........           502           (148)
                                                                           --------       --------

Increase in cash and cash equivalents ...............................         4,850          4,961
Cash and cash equivalents at beginning of period ....................         5,783          1,471
                                                                           --------       --------
Cash and cash equivalents at end of period ..........................      $ 10,633       $  6,432
                                                                           ========       ========


                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988, and is engaged in the business of providing interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND stores and mail order operation. It also publishes a video game magazine, GAME INFORMER. The Company operated 188 retail locations at December 29, 1996 compared to 182 retail locations at December 31, 1995.

Note 2.  Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31 which completes a 52 or 53 week reporting period. All quarters for fiscal 1997 and 1996 consist of 13 weeks with the following period ending dates:

                                          Ending Date
                          ------------------------------------------------
                                1997                        1996
                          ---------------------    -----------------------
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

The operating results for the quarter ended December 29, 1996, are not necessarily indicative of the results that may be expected for the year ending March 30, 1997 due to the seasonal nature of the Company's business.

Certain items in prior year's quarters have been reclassified to conform with the 1997 presentation.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

Note 4.  Sale of Common Stock

During the quarter ended December 29, 1996, a warrant for 85,000 shares issued in 1992 to the underwriter of the company's initial public offering was exercised at a price of $6.00 per share generating net proceeds to the Company of approximately $500,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of operations expressed as (i) percentage of net sales for the quarter indicated and (ii) percentage changes from the prior year.


                                                                 Percent                                     Percent
                                        Quarter Ended           Inc (Dec)         Nine Months Ended         Inc (Dec)
                                 ---------------------------    ---------    ---------------------------    ---------
                                 December 29,   December 31,    1997 over    December 29,   December 31,    1997 over
                                    1996           1995           1996          1996           1995           1996
                                 ------------   ------------    ---------    ------------   ------------    ---------
Net sales ...................        100.0%        100.0%          45.7          100.0%        100.0%          44.1
Cost of sales ...............         64.8          60.6           55.6           63.7          59.0           55.8
                                     -----         -----          -----          -----         -----          -----
Gross profit ................         35.2          39.4           30.3           36.3          41.0           27.4
Operating expenses ..........         20.3          28.3            4.5           24.4          33.8            4.2
General and admin. expenses .          5.2           5.8           31.4            7.1           9.2           11.5
                                     -----         -----          -----          -----         -----          -----
Operating income (loss) .....          9.7           5.3          167.4            4.7          (2.0)           N/A
Interest expense ............           --          (0.2)         (66.0)            --          (0.1)         (56.7)
Interest income .............           --            --          214.3            0.1           0.1           73.3
                                     -----         -----          -----          -----         -----          -----
Net income (loss) before ....          9.7           5.1          175.1            4.8          (2.0)           N/A
taxes
Income tax provision ........          3.3           2.4           96.1            1.6            --            N/A
                                     -----         -----          -----          -----         -----          -----
Net income (loss) ...........          6.5%          2.7%         245.1%           3.2%         (2.0)%          N/A
                                     =====         =====          =====          =====         =====          =====

Comparison of Third Quarter Fiscal 1997 to Third Quarter Fiscal 1996

Net sales for the quarter increased from $31,897,000 in 1996 to $46,461,000 in 1997, an increase of 45.7%. The Company operated 188 stores at the end of the third quarter this year compared to 182 stores at the end of the same period prior year. During the quarter, the Company opened 12 new stores.

The large sales increase for the quarter is the result of a revitalization of the video game category primarily due to the introduction and growing market penetration of Sony PlayStation, Nintendo 64 and Sega Saturn products. The Company anticipates continued market growth for these next generation systems into the next fiscal year.

Cost of sales for the quarter increased from $19,339,000 in 1996 to $30,095,000 in 1997, an increase of 55.6%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 60.6% in 1996 to 64.8% in 1997. This increase occurred primarily as sales mix for the quarter reflected proportionately higher sales of next generation products, which are currently sold at higher cost percentages than that of the earlier generation product offerings.

Operating expenses for the quarter increased from $9,027,000 in 1996 to $9,433,000 in 1997, an increase of 4.5%. This increase is primarily due to higher store payroll expense related to the quarter's increased sales volume compared to the same period prior year. Operating expenses decreased as a percentage of net sales from 28.3% in 1996 to 20.3% in 1997, as expenses increased nominally while net sales increased by 45.7%.

General and administrative expenses for the quarter increased from $1,845,000 in 1996 to $2,425,000 in 1997, an increase of 31.4%. This dollar increase occured primarily due to additional payroll costs. General and administrative expenses decreased as a percentage of net sales from 5.8% in 1996 to 5.2% in 1997.

The Company generated operating income for the quarter of $4,508,000 compared to operating income of $1,686,000 in the same period last year, an increase of 167.4%.

Interest expense for the quarter decreased from $53,000 in 1996 to $18,000 in 1997 as the Company reduced borrowings on its line of credit compared to the prior year.

Interest income for the quarter increased from $7,000 in 1996 to $22,000 in 1997, an increase of 214.3%, primarily as the Company maintained higher levels of cash and cash equivalents.

The Company generated net income before income taxes for the quarter of $4,512,000 compared to net income before income taxes of $1,640,000 in the same period last year, an increase of 175.1%.

The Company recorded income tax expense for the quarter of $1,510,000 compared to income tax expense of $770,000 for the same period prior year.

As a result of the above factors, the Company generated net income for the quarter of $3,002,000 compared to net income of $870,000 for the same period prior year.

Comparison of Nine Month Period Fiscal 1997 to Nine Month Period Fiscal 1996

Net sales for the nine month period increased from $59,493,000 in 1996 to $85,738,000 in 1997, an increase of 44.1%. The Company operated 188 stores at the end of the nine month period this year compared to 182 stores at the end of the same period prior year. Through the nine month period fiscal 1997 the Company has opened 18 new stores and closed 3 of its lower performing stores.

The large sales increase for the nine month period is the result of a revitalization of the video game category primarily due to the introduction and growing market penetration of Sony PlayStation, Nintendo 64 and Sega Saturn products. The Company anticipates continued market growth for these next generation systems into the next fiscal year.

Cost of sales for the nine month period increased from $35,084,000 in 1996 to $54,650,000 in 1997, an increase of 55.8%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 59.0% in 1996 to 63.7% in 1997. This increase occurred primarily as sales mix for the nine month period reflected proportionately higher sales of next generation products, which are currently sold at higher cost percentages than that of the earlier generation product offerings.

Operating expenses for the nine month period increased from $20,099,000 in 1996 to $20,945,000 in 1997, an increase of 4.2%. This increase is primarily due to higher store payroll expense related to the nine month period's increased sales volume compared to the same period prior year. Operating expenses decreased as a percentage of net sales from 33.8% in 1996 to 24.4% in 1997, as expenses increased nominally while net sales increased by 44.1%.

General and administrative expenses for the nine month period increased from $5,488,000 in 1996 to $6,119,000 in 1997, an increase of 11.5%. General and administrative expenses decreased as a percentage of net sales from 9.2% in 1996 to 7.1% in 1997, as expenses increased nominally while net sales increased by 44.1%.

The Company generated operating income for the nine month period of $4,024,000 compared to an operating loss of $1,178,000 in the same period last year.

Interest expense for the nine month period decreased from $67,000 in 1996 to $29,000 in 1997 as the Company reduced borrowings on its line of credit compared to the prior year.

Interest income for the nine month period increased from $60,000 in 1996 to $104,000 in 1997, an increase of 73.3%, primarily as the Company maintained higher levels of cash and cash equivalents.

The Company generated net income before income taxes for the nine month period of $4,099,000 compared to a net loss before income taxes of $1,185,000 in the same period last year.

The Company recorded income tax expense for the nine month period of $1,349,000 compared to no income tax expense for the same period prior year.

As a result of the above factors, the Company generated net income for the nine month period of $2,750,000 compared to a net loss of $1,185,000 for the same period prior year.

Seasonality and Quarterly Functions

The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. In addition to sales seasonality, the Company's quarterly results are also impacted by new product introductions and by the number and timing of new store openings. Because of the seasonality of the Company's business and the factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Accordingly, the significant sales and earnings achieved in the third quarter, and the resulting impact on profitably for the nine month period may not be indicative of results attainable in those periods in future years. The following table sets forth net sales by quarter and the number of stores operating at each quarter end for the past eleven quarters:

                   Net Sales (in thousands)                             Number of Stores Open at Quarter End
--------------------------------------------------------------    --------------------------------------------------
Fiscal                                                            Fiscal
Quarter             1997             1996            1995         Quarter         1997         1996          1995
-------------    ------------     ------------    ------------    -----------    --------     --------     ---------
First              $18,862          $12,261         $10,072       First             173          181          125
Second              20,415           15,335          15,130       Second            176          178          154
Third               46,461           31,897          36,389       Third             188          182          181
Fourth                   -           21,889          18,774       Fourth              -          173          182


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store expansion and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the nine months ended December 29, 1996, the Company generated $5,694,000 of cash from operating activities and used $1,346,000 of cash in investing activities, including $1,273,000 for capital expenditures. For the nine months ended December 31, 1995, the Company generated $5,690,000 of cash from operating activities and used $581,000 of cash in investing activities. Inventory levels increased by $8,389,000 during the nine months ended December 29, 1996 as compared to an increase of $1,170,000 during the nine months ended December 31, 1995 primarily as the Company adjusted inventory levels of next generation product to match anticipated sales demand.

The Company has a $3,000,000 credit facility with a commercial bank, seasonally increasing to $10,000,000. The interest rate on outstanding borrowings under the facility (8.50% at December 29, 1996) is equal to the bank's reference rate plus one quarter of one percent. This facility is collateralized by substantially all inventory, accounts receivable, equipment and general intangibles of the Company. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company currently has no borrowings under this facility.

During the quarter ended December 29, 1996, a warrant for 85,000 shares issued in 1992 to the underwriter of the Company's initial public offering was exercised at a price of $6.00 per share generating net proceeds to the Company of approximately $500,000.

During fiscal 1997, the Company plans to incur capital expenditures totaling approximately $1,500,000, of which $1,273,000 has been incurred to date for new store openings and other related store expenditures, corporate information systems and general corporate expenditures. The Company incurred capital expenditures of $478,000 in fiscal 1996.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.

Forward Looking Statements

Statements contained above with respect to future sales prospects and expansion plans are forward looking statements, and are subject to uncertainties from factors including growth of the industry, the competitive environment, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion.


PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

The Company and its Chief Executive Officer were originally named as defendants in a civil lawsuit filed on August 17, 1996 in the United States District Court, District of Minnesota, entitled Christopher Cannon v. Funco, Inc. and David R. Pomije. This was a putative class action in which the named plaintiff in the Class Action Complaint purported to represent a class of all purchasers of the Company's common stock during the putative class period of May 18, 1994 through December 15, 1994. On October 18, 1996, the court dismissed the state common law claims with prejudice and dismissed the federal securities claims without prejudice, giving the plaintiff leave to file an Amended Complaint. The plaintiff filed an Amended Complaint on January 6, 1997.

The Amended Complaint is a similarly styled class action suit and alleges the Company's share price was artificially inflated, asserting various claims under the Securities and Exchange Act of 1934 as amended. Plaintiff seeks damages in an unspecified amount plus costs and attorney's fees. The Company and its Chief Executive Officer continue to believe that the claim is entirely without merit, deny liability and intend to defend the litigation vigorously. The Company and its Chief Executive Officer intend to file a motion to dismiss the Amended Class Action Complaint in its entirety.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits filed with this Form 10-Q:

                  (11)  Statements Re:  Computation of Per Share Earnings

                  (27)  Financial Data Schedule: For SEC use

           (b) No report on Form 8-K was filed by the registrant during the quarter ended December 29, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Funco, Inc.
                                     (Registrant)

Date:  January 24, 1997              By:  /s/ David R. Pomije
                                          -------------------------------------
                                          David R. Pomije
                                          Chief Executive Officer


                                     By:  /s/ Robert M. Hiben
                                          -------------------------------------
                                          Robert M. Hiben
                                          Chief Financial Officer