Form 10-K405
period 1997-03-30
FUNCO INC
filed 1997-06-30
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 30, 1997

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________.
                         COMMISSION FILE NUMBER: 0-21876

                                   FUNCO, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                       41-1609563
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                             10120 WEST 76TH STREET
                              MINNEAPOLIS, MN 55344
              (Address and zip code of principal executive offices)

                                 (612) 946-8883
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes _X_  No ___

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of Common Stock held by nonaffiliates as of June 17, 1997: $64,337,631

Number of shares of Common Stock outstanding as of the close of business on June 17, 1997: 6,098,781

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders, August 1, 1997 ("Proxy Statement") PART III


                                     PART I

                                     ITEM 1.

                                    BUSINESS

GENERAL

Funco, Inc. (the "Company") was incorporated in March 1988 under the laws of the State of Minnesota. The Company, through its FUNCOLAND(R) stores, is a leading specialty retailer of new and previously played interactive entertainment. The Company's products include a wide selection of video games, related hardware and accessories, with each store offering approximately 3,000 different game titles. The majority of the Company's merchandise is previously played and is sold at approximately half the price for which these products originally sold. The FUNCOLAND store concept provides consumers an opportunity to sell their video games they no longer play and apply that value toward other previously played or new video games. The Company emphasizes personalized attention to its customers and provides game sampling areas to assist in selection of new and previously played games. At March 30, 1997, the Company operated 188 retail stores in twelve major metropolitan areas. This store strategy is complemented by Funco's mail order operation and its publication of GAME INFORMER(R), a video game magazine with over 160,000 paid subscribers.

COMPANY STRATEGY

During fiscal 1997, the Company established its first West Coast market by successfully opening 9 San Francisco Bay area stores. In addition to this new market, at fiscal year end the Company operated 80 East Coast Region stores and 99 Central Region stores.

The Company's primary goal is to strengthen its position as a leading provider of new and previously played interactive entertainment. During fiscal 1998 the Company's emphasis will be on further growing its store base and increasing profitability. The Company has recently initiated expansion into the Seattle market, adding to its West Coast presence. The Company expects to open several new markets during fiscal 1998 and will also add stores in existing markets, with store count growing to approximately 225 by fiscal year end. In future years the Company expects to further enhance its position through greater increases in both the number of FUNCOLAND stores and the number of metropolitan areas in which the stores are located. The Company targets selected metropolitan areas based on market size, demographics and competitive factors.

The Company believes it has achieved substantial economies in the areas of marketing and advertising, product distribution, store interior build-outs and lease terms as a result of implementing a rapid, multiple-site rollout strategy in selected metropolitan areas. This strategy positions the Company as the dominant retailer of previously played video game merchandise in a metropolitan area, enabling it to compete more effectively against generally smaller competitors. In the new product category the Company frequently competes with large nationally recognized retailers.

MERCHANDISING

The Company's stores offer substantial value to the video game consumer by providing (i) a broad selection of previously played video game merchandise at approximately half the price for which these games were originally sold and (ii) an opportunity to resell video games that they no longer play and to apply the proceeds towards the purchase of other games.

The Company's net sales are generated primarily through the sale of a wide selection of Sony PlayStation, Nintendo and Sega video games, hardware and accessories. The majority of the Company's sales is previously played merchandise. The Company also offers new products to its customers, including games, hardware and accessories. To assure customers that they will not sacrifice quality or performance when purchasing previously played merchandise, the Company provides warranties on all of its products. The Company's video game selection includes the newer 32 and 64-bit product categories, as well as the older 8 and 16-bit product categories. The Company's inventory of individual titles is frequently modified to adapt to changing consumer preferences for particular games, game systems and categories of games. Games fall into one of several categories including sports, adventure, action, role playing and family games. Because manufacturers generally limit the number of game cartridges or CD's produced for any given game title, after a time, many older collectors' titles offered by the Company are unavailable through retailers of exclusively new merchandise. The majority of the Company's top selling previously played games, as measured by unit sales, are no longer readily available new. The Company also offers subscriptions to GAME INFORMER magazine through its retail operations.

The Company provides the opportunity for video game players to resell video game merchandise in exchange for store credit or a check from corporate headquarters. The price the Company will pay for each item of previously played merchandise is posted in the stores and is periodically adjusted, providing video game enthusiasts a reason to stop in on a regular basis. By providing a secondary market for video games and equipment, the Company reduces the overall cost of playing video games to the consumer and encourages the purchase of new games and upgrades to more advanced systems. The Company believes that this active secondary market helps to expand consumer interest in video games and increases overall purchases of video games and equipment.

PRODUCT SUPPLY

The Company obtains most of its previously played inventory from its customers, primarily from purchases made in its retail operations. Over the last seven years the Company has developed a model to manage its previously played inventory and to maintain the desired product mix. The Company adjusts the price that it pays for each item of previously played merchandise (the "bid" price) regularly and currently adjusts its selling price (the "ask" price) once each month. All purchase and selling prices are determined by corporate management and are not subject to change at the store level. By adjusting these bid and ask prices, the Company strives to maintain substantial Company-wide control over both its inventory levels as well as its gross margins on an item-by-item basis.

Through its bid/ask model, the Company accumulates inventory to stock new stores as they open and to meet holiday season demand. All new stores are initially set up with inventory shipped from the Company's centralized distribution center. This start-up inventory includes previously played merchandise accumulated from customers at the store level as well as new products purchased directly from video game licensees and manufacturers. Once a store opens, approximately 80% of its previously played stock needs are satisfied by merchandise purchased from the store's local customer trading base, with the remainder supplied from the Company's distribution center. Periodic pullbacks of inventory from the Company's stores to the distribution center provide merchandise for store-to-store stock balancing and new store openings.

The Company purchases new interactive entertainment hardware, software and accessories from the industry's leading licensees and manufacturers. The Company has established strong relationships within the industry and has successfully participated in the launch of a number of new products. The Company expects that new product pricing, availability, acceptance and market penetration will affect future operating results.

STORE LOCATIONS AND SITE SELECTION

At March 30, 1997, the Company operated 188 FUNCOLAND stores in twelve metropolitan markets. The number of stores open in these markets at each respective year end date is summarized below:


                              MARCH 30,  MARCH 31,  APRIL 2,  APRIL 3,  APRIL 4,
                                1997       1996       1995      1994      1993
                              ---------  ---------  --------  --------  --------
Central Region:
  Minneapolis                     14         13        13        12        11
  Dallas                          12         12        14        14        14
  Houston                          8          7         9         -         -
  Chicago                         30         30        34        32        27
  Milwaukee                        6          6         6         5         4
  Detroit                         24         21        21        14         -
  Kansas City                      5          5         5         -         -
                              ---------  ---------  --------  --------  --------
Subtotal Central Region           99         94       102        77        56

East Coast Region:
  New York Metropolitan Area      36         37        38        29         -
  Philadelphia                    16         15        16         2         -
  Baltimore/Washington, DC        15         16        16         2         -
  Boston                          13         11        10         -         -
                              ---------  ---------  --------  --------  --------
Subtotal East Coast Region        80         79        80        33         -

West Coast Region:
  San Francisco                    9          -         -         -         -
                              ---------  ---------  --------  --------  --------
  Total Stores                   188        173       182       110        56
                              =========  =========  ========  ========  ========


FUNCOLAND stores are generally located in "power strip centers" near major regional malls or in high-density retail areas. These locations provide visibility, easy access and high traffic counts. The Company targets centers that are well recognized, well maintained and have a balanced tenant mix.

STORE LAYOUT AND DESIGN

FUNCOLAND stores range in size from 1,000 square feet to 2,700 square feet, with most stores containing approximately 1,700 square feet. The basic design of a FUNCOLAND store is generally consistent throughout the Company and is intended to create a bright and colorful shopping environment with well-merchandised shelves emphasizing the store's broad product selection. Stores are equipped with several television monitors that display operating video games, creating an environment conducive to video game purchase. Each store is also equipped with several video game sampling areas that provide the consumer the opportunity to play games before purchase.

MAIL ORDER

The Company's mail order operation is primarily engaged in selling previously played video games and related equipment from its headquarters in Eden Prairie, Minnesota. Throughout the year, the Company periodically mails a video game catalog to individuals on the mailing list. In addition, the Company places direct response advertising in several leading video game magazines. Net sales from mail order for fiscal 1997 accounted for approximately 5% of net retail sales.

GAME INFORMER MAGAZINE

The Company publishes GAME INFORMER, a monthly video game magazine, featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in interactive entertainment. For its March 1997 issue, the magazine had over 160,000 paid subscribers. GAME INFORMER is published by Sunrise Publications, Inc., a wholly-owned subsidiary of Funco, Inc.

COMPETITION

The interactive home entertainment retailing business currently can be divided into two major segments: retailers of new merchandise and retailers of previously played merchandise. Although both segments compete for the consumer's business, they also support one another by maintaining consumer interest in interactive home entertainment. Because many game titles are no longer available from retailers of new merchandise, consumers seeking to purchase these games must generally enter the previously played market.

New interactive entertainment product is sold primarily through mass merchandisers such as Target, Wal-Mart and K-Mart; national retail chains that specialize in computer software such as Babbages Etc. and Electronics Boutique; and national department stores, toy stores and consumer electronics superstores. Many competitors, including Babbages Etc., Toys "R" Us and Electronics Boutique now, like FUNCOLAND, feature trade-in opportunities through which consumers are able to realize value for their previously played product. There can be no assurance that these retailers, many of whom have substantially greater resources than the Company, will not move more aggressively into the previously played market and become direct competitors. Additionally, retailers which deeply discount new merchandise may compete with Funco's previously played product offerings.

Previously played video game merchandise is sold primarily through local and regional companies that buy and sell previously played video game merchandise. With 188 stores in twelve metropolitan areas at March 30, 1997, the Company is the nation's leading specialty retailer of previously played video game merchandise. The Company is aware of several smaller companies, including one with approximately 40 stores, that buy and sell previously played video games by mail or through retail stores. At least one of these companies plans to use franchising as a means of expanding its store base. In its current geographic markets, the Company frequently competes with small operations that buy and sell previously played video game merchandise and with movie/video rental outlets which may sell games.

The Company anticipates that as it expands into new markets it will be required to compete with other providers. The Company believes that its stores compete on the basis of broad selection, price, customer service and convenience and that its stores measure favorably against competition with respect to each of these factors. The Company's market penetration strategy is intended to establish a strong presence in each chosen market, thereby discouraging potential competitors from entering such markets.

As sellers of new and previously played games, the Company may also compete with movie/video rental outlets that rent or sell previously played games. For some consumers, renting a video game for multiple day rates is an alternative to buying new or previously played games. The Company believes that video game rental outlets have not historically been substantial competitors of the Company and that they have, in fact, supported the sale of previously played games by maintaining consumer interest in interactive home entertainment and by providing consumers the opportunity to sample games before purchase. However, there can be no assurance that the rental or sale of video games in these rental outlets will not become a significant source of competition to the Company in the future.

The market for interactive entertainment products is characterized by rapidly changing technology and user preferences, evolving industry standards and frequent new product introductions. Game systems introduced in the past two years include Sony PlayStation, Nintendo 64 and Sega Saturn.

Although the Company believes that its concept of creating a secondary market for previously played games and equipment applies to the systems currently on the market, there can be no assurance that future systems and technology will gain market acceptance with consumers or that the Company can successfully operate a secondary market for such future products.

To date, video games and equipment have been distributed primarily through retail stores. Other distribution channels have included the Sega Channel, which is a pay cable channel available to a wide audience of cable equipped households in select markets. Other distribution channels for interactive entertainment would include on-line services such as delivered through the Internet. Although the Company believes that alternate delivery systems tend to broaden exposure and promote interactive entertainment, there can be no assurance that any such means of distributing games will not reduce sales of interactive video games and equipment through retail stores. Any such reduction could materially adversely affect the Company's financial and operating results.

EMPLOYEES

At March 30, 1997, the Company had 588 full-time employees, including 160 corporate and administrative personnel and 428 store personnel, and 506 part-time employees. During seasonal peak periods, the Company adds temporary part-time employees.

TRADEMARKS AND SERVICE MARKS

FUNCOLAND(R), FUNCO LAND(R), FUNCO(R), GAME INFORMER(R), EXPERIENCE THE FUN AT FUNCOLAND(R), FUNCOLAND YOUR SOURCE FOR INTERACTIVE ENTERTAINMENT(R), BRING HOME THE FUN(R), FUNCOLAND FUN CLUB(R), AMERICA'S PLACE TO SHOP FOR VIDEO GAMES(R), FUNCOLAND NATIONAL VIDEO GAME CHAMPIONSHIPS(R) and SUNRISE PUBLICATIONS(R) have been registered as trademarks and service marks by the Company with the United States Patent and Trademark Office (the "USPTO"). The Company has also filed applications with the USPTO for federal registration of certain other trademarks and service marks used in connection with its business, including FUNCOLAND(TM) (stylized letters mark). The Company believes these trademarks and service marks are of considerable value to its business and important to its marketing efforts.

                                     ITEM 2.

                                   PROPERTIES

All of the Company's retail stores are leased. Leases typically provide for an initial three-year term with varying options for renewal. The Company operated 188 locations at March 30, 1997 including 11 with leases under negotiation. The Company's retail store leases effective as of March 30, 1997 expire as follows:


   DURING            NUMBER OF
 FISCAL YEAR      EXPIRING LEASES
 -----------      ---------------
    1998                 63
    1999                 39
    2000                 61
    2001                 11
2002 and beyond           3


For information regarding minimum lease payments, see Note 3 of Notes to Consolidated Financial Statements. The Company believes that the termination of any particular lease would not have a material adverse effect on its business and that similar locations on comparable terms would be available within the same or in a contiguous market area.

In addition to its retail outlets, the Company leases a 50,000 square foot distribution and office facility in Eden Prairie, Minnesota, where its corporate headquarters is also located. This lease expires June 30, 2002. The Company has a five-year renewal option for this space.


                                     ITEM 3.

                                LEGAL PROCEEDINGS

The Company and its Chief Executive Officer were originally named as defendants in a civil lawsuit filed on August 17, 1995 in the United States District Court, District of Minnesota, entitled CHRISTOPHER CANNON V. FUNCO, INC. AND DAVID R. POMIJE. This was a putative class action in which the named plaintiff in the Class Action Complaint purported to represent a class of all purchasers of the Company's common stock during the putative class period of May 18, 1994 through December 15, 1994. On October 18, 1996 the court dismissed the state common law claims with prejudice and dismissed the federal securities claims without prejudice, giving the plaintiff leave to file an Amended Complaint. The plaintiff filed an Amended Complaint on January 6, 1997.

The Amended Complaint is a similarly styled class action suit and alleges the Company's share price was artificially inflated, asserting various claims under the Securities Exchange Act of 1934, as amended. Plaintiff seeks damages in an unspecified amount plus costs and attorney's fees. The Company and its Chief Executive Officer continue to believe that the claim is entirely without merit, deny liability and intend to defend the litigation vigorously. The Company and its Chief Executive Officer filed a motion to dismiss the Amended Class Action Complaint in its entirety.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of security-holders during the quarter ended March 30, 1997.


                                     PART II

                                     ITEM 5.

                    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Common Stock

         The Company's common stock was first traded publicly on August 12, 1992. The stock is listed on the NASDAQ national market system under the symbol FNCO. The table below presents the high and low closing prices of the Company's common stock as reported by NASDAQ.

               1997 Fiscal Quarter            1996 Fiscal Quarter
              High           Low              High          Low
First       $  9 1/2      $  4              $  6         $  3 5/8
Second         9 1/4         6 1/8             6 1/8        3 7/8
Third         10             8 1/8             4 1/2        2 5/8
Fourth        18             8 3/8             4 1/2        2 5/8

         At June 17, 1997, there were 6,098,781 shares of common stock outstanding, held by 259 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Under the Company's current bank credit agreement, the Company is prohibited from paying dividends.

In fiscal 1997 the Company sold 85,000 shares of its common stock to two individuals upon the exercise of warrants that had been issued to the underwriter of the Company's initial public offering. The exercise price per warrant was $6.00, resulting in net proceeds to the Company of $510,000. No underwriting discounts or commissions were paid in connection with such sales. In connection with these transactions, the Company relied on the exemption under
Section 4(2) of the Securities Act of 1933 as sales not involving a public offering.


                                     ITEM 6.

                      SELECTED CONSOLIDATED FINANCIAL DATA
      (in thousands, except share and per share data and number of stores)


                                                                YEAR ENDED
                                    ------------------------------------------------------------------
                                     MARCH 30,     MARCH 31,     APRIL 2,      APRIL 3,      APRIL 4,
                                       1997          1996          1995          1994          1993
                                    ----------    ----------    ----------    ----------    ----------
Statement of Operations Data
Net sales                           $  120,555    $   81,382    $   80,365    $   50,490    $   20,534
Net income (loss)                   $    5,350    $      205    $   (1,275)   $      880    $     (520)
Net income (loss) per share         $      .86    $      .03    $     (.22)   $      .15    $     (.12)
Weighted average number of
 shares                              6,197,383     5,971,194     5,786,719     5,807,798     4,164,247
Stores open at end of year                 188           173           182           110            56
Balance Sheet Data
Total assets                        $   31,745    $   25,668    $   23,160    $   24,707    $    7,553
Long-term obligations               $       91    $      115    $      485    $      557    $      457
Shareholders' equity                $   24,318    $   18,071    $   17,800    $   18,653    $    4,484


The above selected financial data should be read in conjunction with the consolidated financial statements and related notes beginning on page 15 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 hereof.

                                     ITEM 7.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

The Company has grown from three retail stores at the end of fiscal 1991 to 188 at the end of fiscal 1997. The Company has 99 stores in the Central Region, which includes Minneapolis, Dallas, Houston, Chicago, Milwaukee, Detroit and Kansas City; 80 stores in the East Coast Region, which includes the New York Metropolitan Area, Philadelphia, Baltimore/Washington, DC and Boston and 9 stores in the West Coast Region, currently consisting of the San Francisco Bay area.

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

In addition to seasonality, key factors affecting net sales and profitability include the number of stores in operation and their relative maturities, new store openings, location of stores and customer demographics, merchandise selection, new product acceptance, competition and effectiveness of current marketing techniques.

Management believes that most new stores will attain mature store sales levels within nine months after commencing operations and thereafter may experience only modest year to year sales growth. No assurance can be given, however, that new stores will achieve or that mature stores will sustain, desired operating results and profitability. There can be no assurance of maintaining sales and profitability at the levels achieved during fiscal 1997.

RESULTS OF OPERATIONS

The following table sets forth certain items in the statements of operations expressed as (i) percentages of net sales for the years indicated and (ii) percentage changes from the prior year:

                                                                                       PERCENTAGE
                                                     YEAR ENDED                    INCREASE/(DECREASE)
                                        ------------------------------------     -----------------------
                                        MARCH 30,     MARCH 31,     APRIL 2,     1997 OVER     1996 OVER
                                          1997          1996          1995         1996          1995
                                        ---------     ---------     --------     ---------     ---------
Net sales                                 100.0%        100.0%       100.0%         48.1%         1.3%
Cost of sales                              63.1          58.6         61.1          59.6         (2.8)
                                        ---------     ---------     --------
Gross profit                               36.9          41.4         38.9          31.9          7.7
Operating expenses                         23.4          31.5         30.9          10.3          3.2
General and administrative expenses         7.1           9.2          9.7          14.2         (3.3)
                                        ---------     ---------     --------
Operating income (loss)                     6.3           0.7         (1.7)           NA           NA
Interest expense                              -          (0.1)        (0.1)        (55.7)        (9.1)
Interest income                             0.2           0.2          0.2          68.3         (5.4)
Income tax provision                        2.0           0.5            -            NA           NA
                                        ---------     ---------     --------
Net income (loss)                           4.4%          0.3%        (1.6)%          NA           NA
                                        =========     =========     ========

COMPARISON OF FISCAL 1997 TO FISCAL 1996

The Company derived approximately 97% of its fiscal 1997 net sales from retail operations. The balance of net sales was attributable to the publication of GAME INFORMER magazine. Net sales increased from $81,382,000 in fiscal 1996 to $120,555,000 during fiscal 1997, an increase of 48.1%. The Company operated 188 stores at the end of fiscal 1997 compared to 173 stores at the end of fiscal 1996. During fiscal 1997 the Company opened 19 new stores while closing 4 locations. Comparable store sales for fiscal 1997 increased 50%. The Company attributes the strong sales increase to a revitalization of the video game category primarily due to growing market penetration of Sony PlayStation, Nintendo 64 and Sega Saturn products.

Cost of sales increased from $47,690,000 in fiscal 1996 to $76,119,000 during fiscal 1997, an increase of 59.6%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 58.6% in 1996 to 63.1% in 1997. This increase occurred primarily as sales mix for fiscal 1997 reflected proportionately higher sales of next generation products, which are currently sold at higher cost percentages than that of earlier generation product offerings.

Operating expenses increased from $25,624,000 in fiscal 1996 to $28,261,000 in fiscal 1997, an increase of 10.3%. This increase is primarily due to higher store payroll expense related to the increased sales volume compared to prior year. Operating expenses as a percentage of net sales decreased from 31.5% in 1996 to 23.4% in 1997, the result of improved sales leveraging.

General and administrative expenses increased from $7,521,000 in fiscal 1996 to $8,592,000 in fiscal 1997, an increase of 14.2%. The dollar increase is primarily due to increased payroll. General and administrative expenses decreased as a percentage of net sales from 9.2% in 1996 to 7.1% in 1997, the result of improved sales leveraging.

The Company generated operating income of $7,583,000 in fiscal 1997 compared to $547,000 in fiscal 1996.

Interest expense decreased from $70,000 in fiscal 1996 to $31,000 in fiscal 1997, a decrease of 55.7%, as the Company significantly reduced borrowings on its line of credit compared to prior year.

Interest income increased from $123,000 in fiscal 1996 to $207,000 in fiscal 1997, an increase of 68.3%, as the Company maintained significantly higher levels of cash and cash equivalents through most of fiscal 1997 as compared to fiscal 1996.

The Company recorded an income tax provision of $2,409,000 in fiscal 1997 compared to $395,000 in fiscal 1996, as the Company generated net income before taxes of $7,759,000 in fiscal 1997 compared to $600,000 in fiscal 1996. The Company's income tax rate declined from 66% in fiscal 1996 to 31% in fiscal 1997 primarily as net deferred tax assets increased due to elimination of the valuation allowance.

As a result of the above factors, the Company generated net income of $5,350,000, or $0.86 per share in fiscal 1997 compared to $205,000, or $0.03 per share in fiscal 1996.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

The Company derived approximately 97% of its fiscal 1996 net sales from retail operations. The balance of net sales was attributable to the publication of GAME INFORMER magazine. Net sales increased from $80,365,000 in fiscal 1995, to $81,382,000 during fiscal 1996, an increase of 1.3%. The growth in net sales occurred primarily as a result of operating a greater number of stores through most of fiscal 1996 as compared to fiscal 1995, and increased mail order sales. The Company began fiscal 1996 with 182 stores and ended with 173, compared to fiscal 1995 which began with 110 stores and ended with 182 stores. During fiscal 1996 the Company opened 7 new locations while closing 16 lower performing stores. Comparable store sales decreased 12% from fiscal 1995, impacted by the continuing transition in the video game industry, as the market shifted from mature 16-bit technology to advanced next generation systems. These new systems included Sony PlayStation and Sega Saturn which were released in calendar 1995, and Nintendo 64 which was released in calendar 1996. Revenues generated from these advanced systems and software did not fully offset revenue declines of 16-bit product.

Cost of sales decreased from $49,080,000 in fiscal 1995 to $47,690,000 during fiscal 1996, a decrease of 2.8%. This decrease primarily occurred as it was not necessary for the Company to repeat the price discounting and markdowns which had been required to generate holiday sales and move inventory during late fiscal 1995. Cost of sales as a percentage of net sales favorably decreased from 61.1% to 58.6% primarily as the Company generated a greater proportion of sales from previously played product categories, which have lower cost percentages than that of new product categories.

Operating expenses increased from $24,837,000 in fiscal 1995 to $25,624,000 in fiscal 1996, an increase of 3.2%. This increase was primarily attributable to operating a greater number of stores through most of fiscal 1996. The Company began fiscal 1996 with 182 stores and ended with 173, while in fiscal 1995 began with 110 stores and ended with 182 stores. Operating expenses as a percentage of net sales increased from 30.9% to 31.5%, primarily reflecting the additional costs of operating a greater number of stores through most of fiscal 1996 while, at the same time, experiencing lower sales per store.

General and administrative expenses decreased from $7,776,000 in fiscal 1995 to $7,521,000 in fiscal 1996, a reduction of 3.3%, and also decreased as a percentage of net sales from 9.7% to 9.2%. The dollar decrease in general and administrative expenses was primarily attributable to savings in payroll expense as a result of reduced staffing levels.

The Company generated operating income of $547,000 in fiscal 1996 compared to an operating loss of $1,328,000 in fiscal 1995.

Interest income decreased from $130,000 in fiscal 1995 to $123,000 in fiscal 1996, due to the Company's lower cash position through most of fiscal 1996 as compared to fiscal 1995.

The Company reported an income tax provision of $395,000 in fiscal 1996 compared to no tax provision in fiscal 1995, which had an operating loss.

As a result of the above factors, the Company generated net income of $205,000, or $0.03 per share in fiscal 1996 compared to a net loss of $1,275,000, or $0.22 per share in fiscal 1995.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is seasonal with a majority of net sales generated in the third and fourth quarters, which include the holiday selling season. For the 169 stores operating the full 12 months in fiscal 1997, 33% of net sales occurred in the first half of the year with 67% in the second half of the year. Accordingly, annual profitability is heavily dependent on third and fourth quarter net sales. In addition to sales seasonality, the Company's quarterly results are also affected by the number and timing of new store openings. Growth of the store base may obscure the impact of seasonal influences. Because of the seasonality of the Company's business and factors mentioned above, results for any one quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Net sales, gross profit and operating income (loss) for the past eight fiscal quarters, together with the number of stores open at the end of each quarter, are presented in the following table:

                                                         (IN THOUSANDS, EXCEPT NUMBER OF STORES)
                                               FISCAL 1997                                     FISCAL 1996
                               -------------------------------------------     -------------------------------------------
                                 1ST         2ND         3RD         4TH         1ST         2ND         3RD         4TH
                               QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                               -------     -------     -------     -------     -------     -------     -------     -------
Net sales                      $18,862     $20,415     $46,461     $34,817     $12,261     $15,335     $31,897     $21,889
Gross profit                     6,850       7,872      16,366      13,348       5,348       6,503      12,558       9,283
Operating income (loss)           (516)         32       4,508       3,559      (1,945)       (919)      1,686       1,725
Stores open at quarter end         173         176         188         188         181         178         182         173


Although the results presented above may not be indicative of future trends or performance, the Company anticipates that quarterly net sales and operating income (loss) will continue to be significantly impacted by seasonality patterns.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing financing requirements are for new store expansion and inventory. During fiscal 1997, 1996 and 1995, the Company had net cash provided by (used in) operating activities of $3,451,000, $5,043,000 and $(1,111,000), respectively. During fiscal 1997, the operating activities which most significantly impacted cash were net income, offset by an increase in inventory and a decrease in accounts payable.

In fiscal 1997, the Company sold 85,000 shares of common stock through the exercise of warrants held by underwriters of the Company's initial public offering at a price of $6.00 per share, generating net proceeds of $510,000. In fiscal 1997, the Company sold 94,405 shares of stock through the exercise of stock options at prices ranging from $1.33 to $14.39 per share, generating net proceeds, including tax benefits, of $387,000.

The Company invested $1,548,000 in capital expenditures in fiscal 1997 primarily for new store openings and other store related expenditures. During fiscal 1998, the Company plans to incur capital expenditures of approximately $4,000,000 for new store openings, other store expenditures, enhancements to corporate information systems and general corporate purposes.

The Company currently has a $3,000,000 revolving credit facility, seasonally increasing to $10,000,000 with a commercial bank. The interest rate on outstanding borrowings under the facility (8-3/4 % at March 30, 1997) is equal to the bank's prime rate plus one quarter of one percent. An amendment to this credit facility is currently being finalized which will lower the interest rate to the bank's prime rate. Additionally, the credit facility will be unsecured under terms of the amended agreement. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. There were no balances under this facility at March 30, 1997 or March 31, 1996.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and capital expenditures for at least 12 months.

FORWARD LOOKING STATEMENTS

Statements contained above with respect to future sales prospects and expansion plans are forward looking statements, and are subject to uncertainties from factors including growth of the industry, the competitive environment, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion.

Future financial performance greatly depends upon the Company's ability to effectively manage a base of profitable stores. The Company plans further significant expansion and believes that the addition of new stores will continue to be a primary component of the Company's growth. The Company's ability to open and operate new stores profitably will depend upon a number of factors including, but not limited to, availability of suitable locations; negotiation of acceptable lease terms; ability to attract, train and retain qualified personnel and the ability to control other operational aspects of the Company's growth. Additionally, the failure to maintain or upgrade financial and management control systems or to respond effectively to difficulties encountered during expansion could materially adversely affect the Company's financial and operating results. Although the Company believes that it has effectively managed its growth in the past, there can be no assurance that the Company will successfully continue its planned expansion, or that new stores will perform as anticipated.

The ability of the Company to expand and operate stores profitably can also be dependent upon the ability of the Company to obtain requisite financing. There can be no assurance that such financing will be available to the Company at terms acceptable to the Company, or at any terms. The ability of the Company to obtain any future financing through additional issuance of stock to the public would be highly dependent upon the market price for the Company's securities.

The market price for shares of the Common Stock may be highly volatile depending on various factors such as the general economy; stock market conditions; announcements by the Company, its vendors or competitors; announcements of technological innovations or products that may affect the Company's business; fluctuations in the Company's operating results and performance of the Company compared to market expectations.

The interactive entertainment retailing business is highly competitive. As the Company offers both previously played and new product, it competes with other companies in the market for previously played product and with retailers of new interactive entertainment, many of which are large nationally recognized retail chains. (See Item 1. Business -- Competition.) There can be no assurance that the Company can continue to successfully compete in the sale of either new or previously played product. In addition, new distribution channels for interactive entertainment, including on-line services and other alternate delivery systems, may adversely impact future sales of product through retail stores such as the Company's.

Although the Company attempts to maintain product mix and inventory levels which satisfy consumer demand, there can be no assurance that it will be successful in anticipating and responding to changing consumer preferences. The ability to operate with the proper merchandise assortment is important to the Company's future financial performance. Overstocked, understocked or unbalanced inventories can occur due to factors including misjudgements by the Company in assessing product demand or establishing prices, vendor allocations, logistical difficulties and potential limitations of the Company's management information systems.

The interactive entertainment industry periodically undergoes technological advances and developments. Introduction of new hardware systems, or the anticipated introduction of such developments, may affect consumer demand for existing games, hardware and accessories. Further, new games must continually be developed for the new hardware. Neither the development of new hardware or games nor the timing of release of new products is within the control of the Company. The continued successful release of new interactive entertainment product that is accepted by consumers is important to the Company's business, both for increasing sales and for encouraging consumers to visit the stores to buy and sell product. Changes in hardware systems may impact the Company's business both for previously played product and for new product as consumers determine whether to move to new systems or to continue purchasing games for existing systems. Also, delays in the introduction of new product may affect consumer interest in the overall interactive entertainment product category.

OTHER MATTERS

The Company does not believe that its business has been significantly impacted by inflation.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item can be found beginning on page 15 of this Form 10-K and are deemed incorporated herein by reference.

                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

                                    ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding directors is incorporated by reference from the Proxy Statement sections entitled "Election of Directors," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

                                    ITEM 11.

                             EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Proxy Statement sections entitled "Directors' Compensation," "Executive Compensation," "Options Granted During Fiscal 1997," "Aggregate Option Exercises During Fiscal 1997 and Fiscal Year-End Option Values."

                                    ITEM 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Proxy Statement section entitled "Ownership of Common Stock."

                                    ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    ITEM 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (a)       Financial Statements

            The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Consolidated Financial Statements and Schedule on page 15.

  (b)       Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

  (c)       Exhibits


   EXHIBIT
   NUMBER                                DESCRIPTION

     3.1      Articles of Incorporation, as amended and restated to date
              (Note 1)

     3.2      Bylaws, as amended and restated to date (Note 1)

    10.1a Credit Agreement effective June 20, 1995 by and between the Registrant and Marquette Capital Bank, including Revolving Credit Note and Security Agreement (Note 2)

    10.1b     Amendment to Credit Agreement dated June 30, 1996 (Note 3)

    10.2      Form of warrant issued in May 1992 (Note 1)

   *10.3      Stock Option Plan for Nonemployee Directors (Note 1)

   *10.4      Employee Incentive Stock Option Plan (Note 1)

   *10.5a     1993 Stock Option Plan (Note 4)

   *10.5b Form of agreement for nonqualified option granted under 1993 Plan (Note 5)

   *10.5c Amendment to 1993 Stock Option Plan approved by Shareholders on August 5, 1994 (Note 6)

   *10.5d     Amendment to 1993 Stock Option Plan (Note 7)

    10.7a     Lease for corporate headquarters in Eden Prairie, Minnesota
              (Note 8)

    10.7b Amendment to lease for corporate headquarters in Eden Prairie, Minnesota

    10.8      Warrant to Andcor Co., Inc. (Note 4)

    11 Statement Re: Computation of Per Share Earnings (See page 29 hereof.)

    23        Consent of Independent Auditors

    27        Financial Data Schedule

Note 1. Filed as an exhibit to Registration Statement on Form S-18 (SEC No. 33-49102C) ("Form S-18"), filed on June 30, 1992, and incorporated herein by reference.

Note 2. Filed as an exhibit to Form 10-K for fiscal year 1995, filed on July 3, 1995, and incorporated herein by reference.

Note 3. Filed as an exhibit to Form 10-Q for first quarter fiscal 1997, filed on August 20, 1996, and incorporated herein by reference.

Note 4. Filed as an exhibit to Form S-1, filed on June 3, 1993, and incorporated herein by reference.

Note 5. Filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-1 (SEC No. 33-63782) ("Form S-1"), filed on June 21, 1993, and incorporated herein by reference.

Note 6. Filed as an exhibit to Form 10-K for fiscal year 1994, filed on July 6, 1994, and incorporated herein by reference.

Note 7. Filed as an exhibit to Form 10-K for fiscal year 1996, filed on June 28, 1996, and incorporated herein by reference.

Note 8. Filed as an exhibit to Amendment No. 1 to Form S-18, filed on July 27, 1992, and incorporated herein by reference.

  * Denotes management contract or compensation plan required to be filed as an exhibit to this form.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     FUNCO, INC.

                                     by: /S/ DAVID R. POMIJE
                                         David R. Pomije
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on June 26, 1997.


NAME                          TITLE
----                          -----

/s/ DAVID R. POMIJE           Chairman of the Board of Directors and
David R. Pomije               Chief Executive Officer


/s/ ROBERT M. HIBEN           Chief Financial Officer and Secretary
Robert M. Hiben


/s/ STANLEY A. BODINE         Director
Stanley A. Bodine


/s/ RICHARD T. GUIDERA        Director
Richard T. Guidera


/s/ GEORGE E. MILEUSNIC       Director
George E. Mileusnic


/s/ PATRICK J. FERRELL        Director
Patrick J. Ferrell




                                   FUNCO, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Management                                                         16

Report of Ernst & Young LLP, Independent Auditors                            17

Consolidated Statements of Operations for the fiscal years ended March
  30, 1997, March 31, 1996 and April 2, 1995                                 18

Consolidated Balance Sheets as of March 30, 1997 and March 31, 1996          19

Consolidated Statements of Cash Flows for the fiscal years ended March
  30, 1997, March 31, 1996 and April 2, 1995                                 20

Consolidated Statements of Shareholders' Equity for the fiscal years
  ended March 30, 1997, March 31, 1996 and April 2, 1995                     21

Notes to Consolidated Financial Statements                                22-27

SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts                             28



                              REPORT OF MANAGEMENT

The management of Funco, Inc. is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts which are based upon estimates and informed judgments of management.

In fulfilling its responsibility for the integrity of financial information, management has established a system of internal controls which provides reasonable assurance that transactions are executed in accordance with management's intention and authorization, that assets are properly safeguarded and accounted for, and that financial statements are prepared in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits derived. These systems are periodically reviewed and modified in response to changing conditions.

The management of Funco, Inc. also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and business conduct.

The adequacy of the Company's internal accounting controls, accounting principles employed, scope of audit work and quality of financial reporting are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent auditors meet with and have confidential access to the Audit Committee to discuss auditing and financial reporting issues with or without management present.



                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Funco, Inc.

We have audited the accompanying consolidated balance sheets of Funco, Inc. as of March 30, 1997 and March 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 30, 1997. Our audit also included the financial statement schedule listed in Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Funco, Inc. at March 30, 1997 and March 31, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
May 12, 1997



                                   FUNCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     YEAR ENDED
                                      -----------------------------------------
                                       MARCH 30,      MARCH 31,      APRIL 2,
                                         1997           1996           1995
                                      -----------    -----------    -----------
Net sales                             $   120,555    $    81,382    $    80,365
Cost of sales                              76,119         47,690         49,080
                                      -----------    -----------    -----------
Gross profit                               44,436         33,692         31,285
Operating expenses                         28,261         25,624         24,837
General and administrative expenses         8,592          7,521          7,776
                                      -----------    -----------    -----------
Operating income (loss)                     7,583            547         (1,328)
Interest expense                              (31)           (70)           (77)
Interest income                               207            123            130
                                      -----------    -----------    -----------
Net income (loss) before income taxes       7,759            600         (1,275)
Income tax provision                        2,409            395              -
                                      -----------    -----------    -----------
Net income (loss)                     $     5,350    $       205    $    (1,275)
                                      ===========    ===========    ===========
Net income (loss) per share           $      0.86    $      0.03    $     (0.22)
Weighted average number of common
 and common equivalent shares           6,197,383      5,971,194      5,786,719


                             SEE ACCOMPANYING NOTES.




                                   FUNCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     MARCH 30,  MARCH 31,
                                                       1997       1996
                                                      -------   -------
                                     ASSETS

Current Assets
  Cash and cash equivalents                           $ 8,408   $ 5,783
  Accounts receivable                                   1,094       621
  Inventories                                          13,831     9,775
  Prepaid expenses                                        782     1,116
  Current deferred tax asset                              532       552
                                                      -------   -------
   Total current assets                                24,647    17,847

Net property and equipment                              5,954     7,662
Long-term deferred tax asset                              984         -
Other assets                                              160       159
                                                      -------   -------
Total assets                                          $31,745   $25,668
                                                      =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $ 1,387   $ 3,195
  Accrued liabilities                                   5,182     3,634
  Current portion of capital lease obligations             20        31
  Deferred revenue                                        747       622
                                                      -------   -------
   Total current liabilities                            7,336     7,482

Capital lease obligations, less current portion             -         3
Accrued rent                                               91       112

Shareholders' Equity
  Common stock (issued and outstanding for 1997 and
   1996, respectively: 6,056,788 and 5,877,887)            61        59
  Additional paid-in capital                           18,698    17,803
  Retained earnings                                     5,559       209
                                                      -------   -------
   Total shareholders' equity                          24,318    18,071
                                                      -------   -------
Total liabilities and shareholders' equity            $31,745   $25,668
                                                      =======   =======


                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED
                                                       -----------------------------
                                                      MARCH 30,  MARCH 31,   APRIL 2,
                                                        1997       1996       1995
                                                       -------    -------    -------
Operating Activities
  Net income (loss)                                    $ 5,350    $   205    $(1,275)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                        3,283      3,719      2,776
    Deferred tax asset                                    (964)      (198)      (206)
    Net loss on disposal of property and equipment         133        227          -
    Loss on investment in marketable securities              -          -         78
    Changes in operating assets and liabilities:
     Accounts receivable                                  (473)       112       (346)
     Inventories                                        (4,056)    (1,438)    (1,895)
     Prepaid expenses                                      334        (87)        15
     Accounts payable                                   (1,808)     1,832       (591)
     Accrued liabilities                                 1,527        596        336
     Deferred revenue                                      125         75         (3)
                                                       -------    -------    -------
       Net cash provided by (used in) operating
       activities                                        3,451      5,043     (1,111)

Investing Activities
  Additions to property and equipment                   (1,548)      (444)    (7,233)
  Increase in other assets                                 (98)       (60)       (32)
  Proceeds from sales of property and equipment              3          6          -
  Investment and dividend reinvestment in marketable
   securities                                                -          -        (46)
  Proceeds from sales of marketable securities               -          -      6,992
                                                       -------    -------    -------
       Net cash used in investing activities            (1,643)      (498)      (319)

Financing Activities
  Payments of obligations under capital leases             (80)      (299)      (432)
  Net proceeds from issuance of common stock               897         66        407
  Payments of long-term debt                                 -          -         (4)
                                                       -------    -------    -------
       Net cash provided by (used in) financing
       activities                                          817       (233)       (29)
                                                       -------    -------    -------
Increase (decrease) in cash and cash equivalents         2,625      4,312     (1,459)
Cash and cash equivalents at beginning of year           5,783      1,471      2,930
                                                       -------    -------    -------
Cash and cash equivalents at end of year               $ 8,408    $ 5,783    $ 1,471
                                                       =======    =======    =======

                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            TOTAL
                                              COMMON STOCK        ADDITIONAL                SHARE-
                                            -----------------      PAID-IN     RETAINED    HOLDERS'
                                            SHARES     AMOUNT      CAPITAL     EARNINGS     EQUITY
                                            ------     ------      -------     --------     ------
Balance at April 3, 1994                     5,736     $  57       $17,332      $ 1,264     $18,653
Common stock issued, net of costs               93         1           314                      315
Tax benefits of stock options                                           92                       92
Change in unrealized loss on
 securities, net of tax                                                              15          15
Net loss                                                                         (1,275)     (1,275)
                                             -----     -----       -------      -------     -------
Balance at April 2, 1995                     5,829        58        17,738            4      17,800
Common stock issued, net of costs               49         1            65                       66
Net income                                                                          205         205
                                             -----     -----       -------      -------     -------
Balance at March 31, 1996                    5,878        59        17,803          209      18,071
                                             -----     -----       -------      -------     -------
Common stock issued, net of costs              179         2           799                      801
Tax benefits of stock options                                           96                       96
Net income                                                                        5,350       5,350
                                             -----     -----       -------      -------     -------
Balance at March 30, 1997                    6,057     $  61       $18,698      $ 5,559     $24,318
                                             =====     =====       =======      =======     =======

                             SEE ACCOMPANYING NOTES.




                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS -- Funco, Inc. is engaged in the business of providing interactive home entertainment primarily through the purchase and resale of new and previously played video games and related hardware and accessory items through its FUNCOLAND stores and mail order operation. It also publishes a video game magazine, GAME INFORMER. The Company was incorporated in Minnesota in March 1988.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION -- Revenue from retail sales of the Company's products is recognized at the time of sale. Deferred revenue represents amounts received for subscriptions to a specified number of future video game magazine issues. Subscription revenue is recognized on a straight-line basis as the magazine issues are delivered.

ADVERTISING COSTS -- Advertising costs, included in operating expenses, are expensed as incurred and were $2,898,000, $2,361,000 and $3,789,000 for the years 1997, 1996 and 1995, respectively.

FISCAL YEAR -- The Company's fiscal year ends on a Sunday on or near March 31. The fiscal years ended March 30, 1997, March 31, 1996 and April 2, 1995 consisted of 52 weeks each. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

CASH EQUIVALENTS -- Cash equivalents represent short-term investments with a maturity of three months or less at the time of purchase. Short-term investments are recorded at cost, which approximates market.

MARKETABLE SECURITIES -- Marketable securities are carried at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on marketable securities are included in interest income.

INVENTORIES -- Inventories consist of new and previously played video games, hardware and accessories and are valued at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. The Company uses the straight-line method of computing depreciation based on the assets' estimated useful lives, which range from 3 to 5 years or the term of the respective lease.

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

OTHER ASSETS -- Included in other assets are costs incurred in leasing and developing new locations and other intangible assets which the Company has capitalized and is amortizing over periods ranging from one to five years. Accumulated amortization was $86,000 at March 30, 1997 and $70,000 at March 31, 1996.

STOCK OPTIONS -- The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation".

NET INCOME (LOSS) PER SHARE -- Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period.

USE OF ESTIMATES -- Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reporting amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. FINANCING ARRANGEMENTS

The Company currently has a $3,000,000 revolving credit facility, seasonally increasing to $10,000,000 with a commercial bank. The interest rate on outstanding borrowings under the facility (8-3/4 % at March 30, 1997) is equal to the bank's prime rate plus one quarter of one percent. An amendment to this credit facility is currently being finalized which will lower the interest rate to the bank's prime rate. Additionally, the credit facility will be unsecured under terms of the amended agreement. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. There were no balances under this facility at March 30, 1997 or March 31, 1996.

3. LEASES

CAPITAL LEASES -- The Company has leased equipment under sale/leaseback and lease financing arrangements. Under the Company's sale/leaseback transactions, equipment has generally been sold at net book value with no gain or loss recorded. The equipment capitalized under these arrangements and included in property and equipment is as follows:


(IN THOUSANDS)               1997      1996
                             -----     -----
Equipment                    $ 696     $ 649
Accumulated amortization      (669)     (587)
                             -----     -----
                             $  27     $  62
                             =====     =====


Amortization of leased assets is included in depreciation and amortization expense.

Equipment at a cost of $66,000, $33,000 and $0 was acquired in exchange for obligations under capital leases in the years 1997, 1996 and 1995, respectively. The remaining future minimum payments are $20,000 payable in 1998.

Total interest paid, including interest on short-term borrowings and capital leases, was $31,000, $70,000 and $77,000 for the years 1997, 1996 and 1995, respectively.

OPERATING LEASES -- The Company has rental commitments for office space, retail space and office equipment under non-cancelable operating leases. Most of these leases contain provisions for renewal options and require the Company to pay other lease related costs.

Future minimum lease payments under non-cancelable operating leases consist of the following:


(IN THOUSANDS)

1998                $3,950
1999                 2,440
2000                 1,181
2001                    71
2002                    50
                    ------
                    $7,692
                    ======


Rent expense was $4,974,000, $4,677,000 and $4,137,000 for the years 1997, 1996 and 1995, respectively.

4. NET PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:


(IN THOUSANDS)                      1997        1996
                                  --------     -------
Furniture and fixtures            $  4,273     $ 3,760
Equipment                            6,634       6,306
Leasehold improvements               5,627       5,295
Other                                   64          64
                                  --------     -------
                                    16,598      15,425
Less accumulated depreciation      (10,644)     (7,763)
                                  --------     -------
Net property and equipment        $  5,954     $ 7,662
                                  ========     =======


5. ACCRUED LIABILITIES CONSIST OF THE FOLLOWING:


(IN THOUSANDS)                               1997       1996
                                            ------     ------
Purchase credit memos payable               $1,731     $1,408
Employee compensation and related taxes      1,251        855
Sales tax payable                              529        337
Income tax payable                             875        510
Other accrued liabilities                      796        524
                                            ------     ------
Total accrued liabilities                   $5,182     $3,634
                                            ======     ======



6. STOCK OPTIONS AND WARRANTS

Under the terms of the Company's various stock option plans, a maximum of 1,150,000 shares of common stock may be reserved for issuance to directors, officers and employees, upon the exercise of stock options. Additionally each year, on May 1st, the Company reserves an additional 1% of the total number of Common Stock shares outstanding at fiscal year end. Subsequent to March 30, 1997, the Company has reserved an additional 60,568 shares for use in its stock option plan. The stock options are exercisable over periods up to ten years from date of grant and include incentive stock options and non-qualified stock options.

At March 30, 1997 there were 799,633 options outstanding of which 335,120 were exercisable. A summary of stock option activity for the last three years is as follows:


                                             WEIGHTED
                                             AVERAGE
                                          EXERCISE PRICE
                               SHARES        PER SHARE
                               -------        ------
Outstanding April 3, 1994      510,529        $ 6.21
  Granted                      228,479         14.47
  Exercised                     47,333          1.98
  Canceled                     108,134         13.23
                               -------        ------
Outstanding April 2, 1995      583,541          8.49
  Granted                      301,118          4.31
  Exercised                     49,100          1.33
  Canceled                     169,050         11.93
                               -------        ------
Outstanding March 31, 1996     666,509          6.25
  Granted                      286,501          8.03
  Exercised                     94,405          3.13
  Canceled                      58,972          7.61
                               -------        ------
Outstanding March 30, 1997     799,633          7.16
                               =======        ======
Exercisable March 30, 1997     335,120        $ 7.13
                               =======        ======


The following table summarizes information concerning outstanding and exercisable options:


                              WEIGHTED
                               AVERAGE       WEIGHTED                  WEIGHTED
 RANGE OF                     REMAINING      AVERAGE                   AVERAGE
 EXERCISE       NUMBER       CONTRACTURAL    EXERCISE      NUMBER     EXERCISE
  PRICES      OUTSTANDING    LIFE (YEARS)     PRICE      EXERCISABLE    PRICE
 ---------    -----------    ------------    -------     -----------   ------
 $ 0 - $ 4      133,174          6.24         $ 2.09       100,408     $ 1.67
 $ 4 - $ 8      338,261          7.61           5.66       105,206       5.49
 $ 8 - $12      240,521          7.81           9.38        68,221      11.00
 $12 - $16       87,677          5.96          14.55        61,285      14.56
 ---------    -----------    ------------    -------     -----------   ------
 $ 0 - $16      799,633          7.26         $ 7.16       335,120     $ 7.13
 =========    ===========    ============    =======     ===========   ======


Pursuant to the initial public offering of the Company's stock, a warrant to purchase 100,000 shares of its common stock at $6.00 per share was issued to the underwriter of the offering and subsequently transferred to certain principals. These warrants were fully exercised over four years commencing August 1993. In fiscal 1997, the Company sold 85,000 shares of common stock through the exercise of these warrants, generating net proceeds of $510,000.

As part of a private placement of promissory notes in May 1992, the Company issued warrants to purchase 30,000 shares of its common stock at $5.00 per share to several investors. The warrants were exercisable for a period of four years, commencing May 1993. All such warrants have been exercised. In April 1993, the Company granted to a consultant a five year warrant to purchase 7,000 shares of common stock at $12.75 per share. The warrant is exercisable for a period of 5 years commencing June 1, 1993. The Company has reserved 7,000 shares for the exercise of warrants.

In fiscal 1997, the Company sold 94,405 shares of stock through the exercise of stock options at prices ranging from $1.33 to $14.39 per share, generating net proceeds, including tax benefits, of $387,000.

In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," making pro forma disclosures of net earnings and earnings per share as if the fair value-based method had been applied. Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. Had compensation expense for the Company's stock option awards been determined based upon grant date fair value consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been $5,854,000, or $0.82 per share and $87,000, or $0.01 per share for the years 1997 and 1996, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.


                                   1997          1996
                                 -------      -------
Expected volatility                74.40%       74.40%
Risk-free interest rate             6.00%        6.00%
Expected dividend yield              0.0%         0.0%
Expected life of options         3 Years      3 Years


The pro forma effect on net income and earnings per share is not representative of the pro forma net earnings in future years as it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The weighted average fair value for options granted during years 1997 and 1996 is $4.14 and $2.24 per share, respectively.


7. INCOME TAXES

Significant components of the provision for income taxes for the years 1997 and 1996 are as follows:


(IN THOUSANDS)      1997      1996
                   ------     -----
Current
 Federal           $2,749     $ 392
 State                624       201
                   ------     -----
                    3,373       593

Deferred
 Federal             (786)     (160)
 State               (178)      (38)
                   ------     -----
                     (964)     (198)
                   ------     -----
                   $2,409     $ 395
                   ======     =====


Deferred income taxes are due to temporary differences between carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes at March 30, 1997 and March 31, 1996, are as follows:


(IN THOUSANDS)                                          1997      1996
                                                       ------    ------
Accrued rent                                           $   66    $  129
Inventories                                               419       233
Depreciation                                            1,107       554
Alternative minimum tax                                     -       261
Other                                                     (76)       19
                                                       ------    ------
Net deferred tax assets before valuation allowance      1,516     1,196
Valuation allowance for net deferred tax asset              -      (644)
                                                       ------    ------
Net deferred tax asset                                 $1,516    $  552
                                                       ======    ======


The recognized deferred tax asset is based upon expected reversal of certain temporary differences. Income taxes of $2,890,000, $66,000, and $666,000 were paid in the years 1997, 1996 and 1995, respectively.

Reconciliation of the Company's tax rate is as follows:


(IN THOUSANDS)                               1997      1996
                                            ------     -----
Expected tax expense                        $2,638     $ 204
State income tax, net of federal
 benefit                                       294       133
Change in valuation allowance                 (644)       11
Alternative minimum tax expense                  -        18
Other                                          121        29
                                            ------     -----
                                            $2,409     $ 395
                                            ======     =====
Effective tax rate                              31%       66%
                                            ======     =====



                                   FUNCO, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


              COL. A                     COL. B           COL. C          COL. D        COL. E

                                                        ADDITIONS       DEDUCTIONS
                                                       ------------     ----------
                                        BALANCE         CHARGED TO                      BALANCE
                                      AT BEGINNING        COSTS                         AT END
            DESCRIPTION                OF PERIOD       AND EXPENSES      DESCRIBE      OF PERIOD
            -----------                ---------       ------------      --------      ---------
Year ended March 30, 1997:
 Deducted from asset accounts
  Allowance for doubtful accounts         $ 17             $ 25            $  2(1)       $ 40
  Inventory reserve                        402              222               -           624
                                          ----             ----            ----          ----
   Total                                  $419             $247            $  2          $664
                                          ====             ====            ====          ====
Year ended March 31, 1996:
 Deducted from asset accounts
  Allowance for doubtful accounts         $ 14             $ 10            $  7(1)       $ 17
  Inventory reserve                        478              186             262(2)        402
                                          ----             ----            ----          ----
   Total                                  $492             $196            $269          $419
                                          ====             ====            ====          ====
Year ended April 2, 1995:
 Deducted from asset accounts
  Allowance for doubtful accounts         $ 15             $  8            $  9(1)       $ 14
  Inventory reserve                        121              357               -           478
                                          ----             ----            ----          ----
   Total                                  $136             $365            $  9          $492
                                          ====             ====            ====          ====


(1) Uncollectible accounts written off, net of recoveries.

(2) Lower of cost or market write down.