Form 10-Q
period 1997-06-29
FUNCO INC
filed 1997-07-31
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 29, 1997

                                       or

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

Yes  __X__    No ____

     On July 28, 1997, the registrant had 6,129,461 outstanding shares of common stock, $ .01 par value.



                                   FUNCO, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations - Quarter ended
               June 29, 1997 and June 30, 1996..........................   3

          Consolidated Balance Sheets - June 29, 1997 and
               March 30, 1997...........................................   4

          Consolidated Statements of Cash Flows - Three months ended
              June 29, 1997 and June 30, 1996...........................   5

          Notes to Consolidated Financial Statements ...................   6

ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   7



PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings.............................................   10

ITEM 6.   Exhibits and Reports on Form 8-K .............................   10


SIGNATURES .............................................................   11
----------

Exhibit (11) Statements Re: Computation of Per Share Earnings...........   12




PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                   FUNCO, INC.
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                          Quarter Ended
                                                  ----------------------------
                                                    June 29,         June 30,
                                                      1997             1996
                                                  -----------      -----------

Net sales ..................................      $    24,001      $    18,862
Cost of sales ..............................           14,589           12,012
                                                  -----------      -----------
    Gross profit ...........................            9,412            6,850
Operating expenses .........................            6,358            5,569
General and administrative expenses ........            2,108            1,797
                                                  -----------      -----------
    Operating income (loss) ................              946             (516)
Interest expense ...........................                -               (9)
Interest income ............................               79               35
                                                  -----------      -----------
    Net income (loss) before income taxes ..            1,025             (490)
Income tax provision (benefit) .............              390             (181)
                                                  -----------      -----------
    Net income (loss) ......................      $       635      $      (309)
                                                  ===========      ===========

Net income (loss) per share ................      $      0.10      $     (0.05)
                                                  ===========      ===========

Weighted average number of common
    and common equivalent shares outstanding        6,488,590        5,889,225


                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                      June 29,    March 30,
                                                       1997          1997
                                                      -------      -------
                                                    (Unaudited)     (Note)
ASSETS
Current Assets
  Cash and cash equivalents ....................      $ 8,161      $ 8,408
  Accounts receivable ..........................          884        1,094
  Inventories ..................................       17,046       13,831
  Prepaid expenses .............................          721          782
  Current deferred tax asset ...................          532          532
                                                      -------      -------
     Total current assets ......................       27,344       24,647

Net property and equipment .....................        5,685        5,954
Long-term deferred tax asset ...................          984          984
Other assets ...................................          158          160
                                                      -------      -------
Total assets ...................................      $34,171      $31,745
                                                      =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .............................      $ 3,510      $ 1,387
  Accrued liabilities ..........................        4,912        5,182
  Current portion of capital lease obligations .            -           20
  Deferred revenue .............................          587          747
                                                      -------      -------
     Total current liabilities .................        9,009        7,336

Accrued rent ...................................           91           91

Shareholders' Equity
  Common stock (issued: 6,101,893 and 6,056,788)           61           61
  Additional paid-in capital ...................       18,816       18,698
  Retained earnings ............................        6,194        5,559
                                                      -------      -------
     Total shareholders' equity ................       25,071       24,318
                                                      -------      -------
Total liabilities and shareholders' equity .....      $34,171      $31,745
                                                      =======      =======


Note: The balance sheet at March 30, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             SEE ACCOMPANYING NOTES.


                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                     ---------------------
                                                                     June 29,     June 30,
                                                                      1997          1996
                                                                     -------       -------
Operating Activities
   Net income (loss) ..........................................      $   635       $  (309)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Depreciation and amortization ..........................          782           853
       Net loss on disposal of property and equipment .........            8             6
       Changes in operating assets and liabilities:
          Accounts receivable .................................          210            58
          Inventories .........................................       (3,215)       (2,448)
          Prepaid expenses ....................................           61           160
          Accounts payable ....................................        2,123           909
          Accrued liabilities .................................         (270)         (734)
          Deferred revenue ....................................         (160)          (65)
                                                                     -------       -------
            Net cash provided by (used in) operating activities          174        (1,570)

Investing Activities
   Additions to property and equipment ........................         (493)          (17)
   Increase in other assets ...................................          (26)          (18)
                                                                     -------       -------
             Net cash used in investing activities ............         (519)          (35)

Financing Activities
   Payments of obligations under capital leases ...............          (20)          (18)
   Net proceeds from issuance of common stock .................          118            18
                                                                     -------       -------
             Net cash provided by financing activities ........           98             -
                                                                     -------       -------

Decrease in cash and cash equivalents .........................         (247)       (1,605)
Cash and cash equivalents at beginning of period ..............        8,408         5,783
                                                                     -------       -------
Cash and cash equivalents at end of period ....................      $ 8,161       $ 4,178
                                                                     =======       =======

                             SEE ACCOMPANYING NOTES.



                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988, and is engaged in the business of providing interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND stores and mail order operation. It also publishes a video game magazine, GAME INFORMER. The Company operated 193 retail locations at June 29, 1997 compared to 173 retail locations at June 30, 1996.

Note 2.  Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31 which completes a 52 or 53 week reporting period. All references in this document to years and quarters relate to fiscal years and quarters. All quarters for fiscal 1998 and 1997 consist of 13 weeks with the following period ending dates:

                                             Ending Date
                             ------------------------------------------
                                    1998                     1997
                             ------------------      ------------------
             First                June 29, 1997           June 30, 1996
             Second          September 28, 1997      September 29, 1996
             Third            December 28, 1997       December 29, 1996
             Fourth              March 29, 1998          March 30, 1997

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

The operating results for the quarter ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ending March 29, 1998 due to the seasonal nature of the Company's business.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 30, 1997.

Note 4.  Earnings Per Share

The Financial Accounting Standards Board has issued FASB Statement No. 128 "Earnings per Share," which will be effective for the Company beginning with the period ending March 29, 1998. The new accounting rules will change the method of computation of earnings per share. The Company does not believe that the statement will materially impact earnings per share.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of operations expressed as (i) percentage of net sales for the quarter indicated and (ii) percentage changes from the prior year.

                                                                       Percent
                                              Quarter Ended           Inc (Dec)
                                       ---------------------------   -----------
                                          June 29,       June 30,     1998 over
                                            1997           1996          1997
                                       ------------    -----------   -----------
     Net sales .......................     100.0%         100.0%         27.2%
     Cost of sales ...................      60.8           63.7          21.5
                                       ------------    -----------   -----------
     Gross profit ....................      39.2           36.3          37.4
     Operating expenses ..............      26.5           29.5          14.2
     General and admin. expenses......       8.8            9.5          17.3
                                       ------------    -----------   -----------
     Operating income (loss) .........       3.9           (2.7)         N/A
     Interest expense ................         -              -          N/A
     Interest income .................       0.3            0.2         125.7
                                       ------------    -----------   -----------
     Net income (loss) before taxes ..       4.3           (2.6)         N/A
     Income tax provision (benefit)...       1.6           (1.0)         N/A
                                       ------------    -----------   -----------
     Net income (loss)................       2.6%          (1.6)%        N/A
                                       ============    ===========   ===========

Comparison of First Quarter Fiscal 1998 to First Quarter Fiscal 1997

Net sales for the quarter increased from $18,862,000 in 1997 to $24,001,000 in 1998, an increase of 27.2%. The Company operated 193 stores at the end of the first quarter this year compared to 173 stores at the end of the same period prior year. Comparable store sales for the quarter increased 21%. The large sales increase for the quarter is the result of growing market penetration of Sony PlayStation, Nintendo 64 and Sega Saturn products. The Company anticipates continued market growth for these systems during the 1998 fiscal year.

Cost of sales for the quarter increased from $12,012,000 in 1997 to $14,589,000 in 1998, an increase of 21.5%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales favorably decreased from 63.7% in 1997 to 60.8% in 1998. This decrease occurred primarily as the Company's sales mix included a greater proportion of software products relative to prior year, with a corresponding proportionate reduction of hardware product sales. The sales mix shift resulted in a reduction of the cost percentage as software generally has lower cost percentages as compared to hardware.

Operating expenses for the quarter increased from $5,569,000 in 1997 to $6,358,000 in 1998, an increase of 14.2%. This increase is primarily due to higher store payroll expenses related to the quarter's increased sales volume compared to the same period prior year. Operating expenses decreased favorably as a percentage of net sales from 29.5% in 1997 to 26.5% in 1998, due to improved sales leveraging.

General and administrative expenses for the quarter increased from $1,797,000 in 1997 to $2,108,000 in 1998, an increase of 17.3%. This dollar increase occurred primarily due to additional payroll costs for staffing administrative functions. General and administrative expenses decreased favorably as a percentage of net sales from 9.5% in 1997 to 8.8% in 1998.

The Company generated operating income for the quarter of $946,000 compared to an operating loss of $516,000 in the same period last year.

Interest expense for the quarter decreased from $9,000 in 1997 to $0 in 1998 as the Company had no outstanding borrowings. Interest income for the quarter increased from $35,000 in 1997 to $79,000 in 1998, an increase of 125.7%, primarily as the Company maintained higher levels of cash and cash equivalents compared to prior year.

The Company generated net income before income taxes for the quarter of $1,025,000 compared to a net loss before income taxes of $490,000 in the same period last year. As a result, the Company recorded income tax expense for the quarter of $390,000 compared to an income tax benefit of $181,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $635,000, or $0.10 per share, compared to a net loss of $309,000, or $0.05 per share, for the same period prior year.

Seasonality and Quarterly Fluctuations

The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. In addition to sales seasonality, the Company's quarterly results are also impacted by factors including new product introductions and the number and timing of new store openings. Growth of the store base may obscure the impact of seasonal influences. Because of the seasonality of the Company's business and the factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The following table sets forth net sales by quarter and the number of stores operating at each quarter end for the past nine quarters:

              Net Sales (in thousands)                    Number of Stores Open at Quarter End
----------------------------------------------------    ----------------------------------------
Fiscal                                                   Fiscal
Quarter         1998          1997          1996         Quarter     1998      1997       1996
----------   -----------   -----------   -----------    ---------   -------   -------   --------
First          $24,001       $18,862       $12,261       First        193       173       181
Second               -        20,415        15,335       Second         -       176       178
Third                -        46,461        31,897       Third          -       188       182
Fourth               -        34,817        21,889       Fourth         -       188       173


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store expansion and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the three months ended June 29, 1997, the Company generated $174,000 of cash from operating activities and used $519,000 of cash in investing activities, including $493,000 for capital expenditures. For the three months ended June 30, 1996, the Company used $1,570,000 of cash for operating activities and used $35,000 of cash in investing activities.

Subsequent to quarter end, the Company amended and renewed its revolving credit facility. Effective June 30, 1997, the Company has a $3,000,000 unsecured revolving credit facility with a commercial bank, priced at the bank's prime rate, seasonally increasing to $10,000,000. The interest rate on outstanding borrowings under the facility in place as of June 29, 1997, was 8 3/4%, equal to the bank's prime rate plus one quarter of one percent. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company currently has no borrowings under this facility.

During fiscal 1998, the Company plans to incur capital expenditures of approximately $5,500,000 for new store openings, other store expenditures, enhancements to corporate information systems and general corporate purposes. The Company incurred capital expenditures of $1,548,000 in fiscal 1997.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.

Forward Looking  Statements

Forward looking statements contained in this document which relate to future sales prospects and expansion plans are subject to uncertainties from factors including growth of the industry, competitive environment, product availability, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion. For further discussion of factors which can impact the Company's operating results, please refer to the Company's report on Form 10-K for the year ended March 30, 1997, and other Company filings with the Securities and Exchange Commission.


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

The Amended Complaint is a similarly styled class action suit and alleges the Company's share price was artificially inflated, asserting various claims under the Securities Exchange Act of 1934 as amended. Plaintiff seeks damages in an unspecified amount plus costs and attorney's fees. The Company and its Chief Executive Officer continue to believe that the claim is entirely without merit, deny liability and intend to defend the litigation vigorously. The Company and its Chief Executive Officer filed a motion to dismiss the Amended Class Action Complaint in its entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed with this Form 10-Q:

                  10.1a Amendment to Credit Agreement effective June 30, 1997, by and between the Registrant and Marquette Capital Bank, N.A., and the Amended and Restated Promissory Note

                  11       Statements Re: Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b) No report on Form 8-K was filed by the registrant during the quarter ended June 29, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Funco, Inc.
                                      (Registrant)

Date: July 29, 1997                   By: /s/ David R. Pomije
                                          ----------------------------------
                                          David R. Pomije
                                          Chief Executive Officer


                                      By: /s/ Robert M. Hiben
                                          ----------------------------------
                                          Robert M. Hiben
                                          Chief Financial Officer