Form 10-Q
period 1997-09-28
FUNCO INC
filed 1997-10-29
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 28, 1997

                                       or

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

Yes __X__   No ____

On October 28, 1997, the registrant had 6,166,462 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------


ITEM 1.       Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations - Quarter and six months ended September 28, 1997 and September 29, 1996 .............  3

              Consolidated Balance Sheets - September 28, 1997 and
                March 30, 1997 ..............................................  4

              Consolidated Statements of Cash Flows - Six months ended
                September 28, 1997 and September 29, 1996 ...................  5

              Notes to Consolidated Financial Statements ....................  6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...................................  7



PART II - OTHER INFORMATION
---------------------------

ITEM 1.       Legal Proceedings ............................................. 10

ITEM 4.       Submission of Matters to a Vote of Security Holders ........... 11

ITEM 6.       Exhibits and Reports on Form 8-K .............................. 11


SIGNATURES .................................................................. 12
----------

Exhibit 11 - Statement Re: Computation of Per Share Earnings................. 13

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                     Quarter Ended                     Six Months Ended
                                            -------------------------------    --------------------------------
                                            September 28,     September 29,    September 28,      September 29,
                                                1997              1996             1997               1996
                                            -------------     -------------    -------------      -------------
Net sales ................................   $   26,760        $    20,415       $   50,761        $    39,277
Cost of sales ............................       16,955             12,543           31,544             24,555
                                             ----------        -----------       ----------        -----------
   Gross profit ..........................        9,805              7,872           19,217             14,722
Operating expenses .......................        6,884              5,943           13,242             11,512
General and administrative expenses ......        2,125              1,897            4,233              3,694
                                             ----------        -----------       ----------        -----------
   Operating income (loss) ...............          796                 32            1,742               (484)
Interest expense .........................         --                   (2)            --                  (11)
Interest income ..........................           66                 47              145                 82
                                             ----------        -----------       ----------        -----------
   Net income (loss) before income taxes..          862                 77            1,887               (413)
Income tax provision (benefit) ...........          327                 20              717               (161)
                                             ----------        -----------       ----------        -----------
   Net income (loss) .....................   $      535        $        57       $    1,170        $      (252)
                                             ==========        ===========       ==========        ===========
Net income (loss) per share ..............   $     0.08        $      0.01       $     0.18        $     (0.04)
Weighted average number of common and
common equivalent shares .................    6,651,903          6,219,458        6,617,188          5,893,852


                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                        September 28,       March 30,
                                                            1997              1997
                                                        -------------       ---------
                                                         (Unaudited)         (Note)
ASSETS
Current Assets
   Cash and cash equivalents ......................       $   3,853        $   8,408
   Accounts receivable ............................           1,254            1,094
   Inventories ....................................          22,906           13,831
   Prepaid expenses ...............................           2,316              782
   Current deferred tax asset .....................             532              532
                                                          ---------        ---------
     Total current assets .........................          30,861           24,647

Net property and equipment ........................           6,598            5,954
Long-term deferred tax asset ......................             984              984
Other assets ......................................             157              160
                                                          ---------        ---------
Total assets ......................................       $  38,600        $  31,745
                                                          =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable ...............................       $   7,681        $   1,387
   Accrued liabilities ............................           4,154            5,182
   Capital lease obligations ......................            --                 20
   Deferred revenue ...............................             656              747
                                                          ---------        ---------
     Total current liabilities ....................          12,491            7,336

Accrued rent ......................................              85               91

Shareholders' Equity
   Common stock (issued: 6,156,986 and 6,056,788)..              62               61
   Additional paid-in capital .....................          19,233           18,698
   Retained earnings ..............................           6,729            5,559
                                                          ---------        ---------
     Total shareholders' equity ...................          26,024           24,318
                                                          ---------        ---------
Total liabilities and shareholders' equity ........       $  38,600        $  31,745
                                                          =========        =========

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

                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                               Six Months Ended
                                                                       -------------------------------
                                                                       September 28,     September 29,
                                                                           1997              1996
                                                                       -------------     -------------
Operating Activities
   Net income (loss) ............................................        $   1,170         $    (252)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization ..............................            1,520             1,671
     Net loss on disposal of property and equipment .............               14                40
     Changes in operating assets and liabilities:
       Accounts receivable ......................................             (160)              (38)
       Inventories ..............................................           (9,075)           (5,957)
       Prepaid expenses .........................................           (1,533)              160
       Accounts payable .........................................            6,294             1,628
       Accrued liabilities ......................................           (1,034)             (138)
       Deferred revenue .........................................              (91)              (73)
                                                                         ---------         ---------
         Net cash used in operating activities ..................           (2,895)           (2,959)

Investing Activities
   Additions to property and equipment ..........................           (2,123)             (466)
   Increase in other assets .....................................              (53)              (54)
                                                                         ---------         ---------
       Net cash used in investing activities ....................           (2,176)             (520)

Financing Activities
   Payments of obligations under capital leases .................              (20)              (39)
   Net proceeds from issuance of common stock ...................              536                33
                                                                         ---------         ---------
       Net cash provided by (used in) financing activities ......              516                (6)
                                                                         ---------         ---------

Decrease in cash and cash equivalents ...........................           (4,555)           (3,485)
Cash and cash equivalents at beginning of period ................            8,408             5,783
                                                                         ---------         ---------
Cash and cash equivalents at end of period ......................        $   3,853         $   2,298
                                                                         =========         =========

                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988, and is engaged in the business of providing interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND stores and mail order operation. It also publishes a video game magazine, GAME INFORMER. The Company operated 215 retail locations at September 28, 1997 compared to 176 retail locations at September 29, 1996

Note 2.  Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31 which completes a 52 or 53 week reporting period. All quarters for fiscal 1998 and 1997 consist of 13 weeks with the following period ending dates:

                                                 Ending Date
                                  -----------------------------------------
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

The operating results for the quarter and six months ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ending March 29, 1998 due to the seasonal nature of the Company's business.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of operations expressed as (i) percentage of net sales for the quarter and six months indicated and (ii) percentage changes from the comparable period of the prior year.

                                                                        Percent                                          Percent
                                           Quarter Ended               Increase             Six Months Ended            Increase
                                   -------------------------------    ----------    --------------------------------   ----------
                                   September 28,     September 29,       1998        September 28,    September 29,       1998
                                        1997             1996          over 1997         1997             1996          over 1997
                                   --------------   --------------    ----------    --------------   ---------------   ----------
Net sales........................     100.0%            100.0%           31.1%           100.0%          100.0%           29.2%
Cost of sales....................      63.4              61.4            35.2             62.1            62.5            28.5
                                   --------------   --------------    ----------    --------------   ---------------   ----------
Gross profit.....................      36.6              38.6            24.6             37.9            37.5            30.5
Operating expenses...............      25.7              29.1            15.8             26.1            29.3            15.0
General and admin. expenses......       7.9               9.3            12.0              8.3             9.4            14.6
                                   --------------   --------------    ----------    --------------   ---------------   ----------
Operating income (loss)..........       3.0               0.2             N/A              3.4            (1.2)            N/A
Interest expense.................        -                 -              N/A              -                -              N/A
Interest income..................       0.2               0.2            40.4              0.3             0.2            76.8
                                   --------------   --------------    ----------    --------------   ---------------   ----------
Net income (loss) before taxes...       3.2               0.4             N/A              3.7            (1.1)            N/A
Income tax provision (benefit)...       1.2               0.1             N/A              1.4            (0.4)            N/A
                                   --------------   --------------    ----------    --------------   --------------    ----------
Net income (loss)................       2.0%              0.3%            N/A              2.3%           (0.6)%           N/A
                                   ==============   ==============    ==========    ==============   ===============   ==========

Comparison of Second Quarter Fiscal 1998 to Second Quarter Fiscal 1997

Net sales for the quarter increased from $20,415,000 in 1997 to $26,760,000 in 1998, an increase of 31.1%. The Company opened 22 new stores during the quarter and operated a total of 215 locations at the end of the quarter this year compared to 176 stores at the end of the same period prior year. Comparable store sales for the quarter increased 25%. The large sales increase is primarily due to the strong growth of the video game industry led by Sony PlayStation and Nintendo 64 products.

Cost of sales for the quarter increased from $12,543,000 in 1997 to $16,955,000 in 1998, an increase of 35.2%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 61.4% in 1997 to 63.4% in 1998. This increase is primarily due to sales mix for the quarter reflecting higher sales volume of new Sony PlayStation and Nintendo 64 products, which are sold at lower gross margin percentages than that of previously played product.

Operating expenses for the quarter increased from $5,943,000 in 1997 to $6,884,000 in 1998, an increase of 15.8%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 25% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 29.1% in 1997 to 25.7% in 1998, due to expense leveraging as net sales increased by 31.1%.

General and administrative expenses for the quarter increased from $1,897,000 in 1997 to $2,125,000 in 1998, an increase of 12.0%. This increase is primarily due to additional payroll costs for staffing administrative functions. General and administrative expenses decreased favorably as a percentage of net sales from 9.3% in 1997 to 7.9% in 1998, due to expense leveraging as net sales increased by 31.1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company generated operating income for the quarter of $796,000 compared to operating income of $32,000 in the same period prior year.

Interest income for the quarter increased from $47,000 in 1997 to $66,000 in 1998, an increase of 40.4%, primarily as the Company maintained a higher level of cash and cash equivalents.

The Company generated net income before income taxes for the quarter of $862,000 compared to net income before income taxes of $77,000 in the same period prior year. As a result the Company recorded an income tax expense for the quarter of $327,000 compared to an income tax expense of $20,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $535,000, or $0.08 per share, compared to net income of $57,000, or $0.01 per share, for the same period prior year.

Comparison of Six Month Period Fiscal 1998 to Six Month Period Fiscal 1997

Net sales for the six month period increased from $39,277,000 in 1997 to $50,761,000 in 1998, an increase of 29.2%. The Company opened 27 new stores during the six month period and operated a total of 215 locations at the end of the six month period this year compared to 176 stores at the end of the same period prior year. Comparable store sales for the six month period increased 23%. The large sales increase is primarily due to the strong growth of the video game industry led by Sony PlayStation and Nintendo 64 products.

Cost of sales for the six month period increased from $24,555,000 in 1997 to $31,544,000 to 1998, an increase of 28.5%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales decreased from 62.5% in 1997 to 62.1% in 1998.

Operating expenses for the six month period increased from $11,512,000 in 1997 to $13,242,000 in 1998, an increase of 15.0%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 23% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 29.3% in 1997 to 26.1% in 1998, due to expense leveraging as net sales increased by 29.2%.

General and administrative expenses for the six month period increased from $3,694,000 in 1997 to $4,233,000 in 1998, an increase of 14.6%. This increase was primarily due to additional payroll costs for staffing administrative functions. General and administrative expenses decreased favorably as a percentage of net sales from 9.4% in 1997 to 8.3% in 1998, due to expense leveraging as net sales increased by 29.2%.

The Company generated operating income for the six month period of $1,742,000 compared to an operating loss of $484,000 in the same period prior year.

Interest income for the six month period increased from $82,000 in 1997 to $145,000 in 1998, an increase of 76.8%, primarily as the Company maintained a higher level of cash and cash equivalents.

The Company generated net income before income taxes for the six month period of $1,887,000 compared to a net loss before income taxes of $413,000 in the same period prior year. As a result the Company recorded

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

income tax expense for the six month period of $717,000 compared to an income tax benefit of $161,000 for the same period prior year.

Due to the above factors, the Company generated net income for the six month period of $1,170,000, or $0.18 per share, compared to a net loss of $252,000, or $0.04 per share, for the same period prior year.

Seasonality and Quarterly Fluctuations

The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. In addition to sales seasonality, the Company's quarterly results are also impacted by factors including new product introductions and the number and timing of new store openings. Growth of the store base may obscure the impact of seasonal influences. Because of the seasonality of the Company's business and the factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The following table sets forth net sales by quarter and the number of stores operating at each quarter end for the past ten quarters:

                Net Sales (in thousands)                               Number of Stores Open at Quarter End
--------------------------------------------------------       ---------------------------------------------------
Fiscal                                                         Fiscal
Quarter             1998           1997          1996          Quarter           1998         1997         1996
-------------    -----------    ----------    ----------       -----------    ----------    ---------    ---------
First              $24,001        $18,862       $12,261        First              193          173          181
Second              26,760         20,415        15,335        Second             215          176          178
Third                    -         46,461        31,897        Third                -          188          182
Fourth                   -         34,817        21,889        Fourth               -          188          173


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store capital expenditures and new store inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the six months ended September 28, 1997, the Company used $2,895,000 of cash in operating activities primarily for the purchase of inventory, offset by an increase in accounts payable, and used $2,176,000 of cash in investing activities, primarily for capital expenditures. For the six months ended September 29, 1996, the Company used $2,959,000 of cash in operating activities and used $520,000 of cash in investing activities.

The Company has a $10,000,000 credit facility available representing the seasonally adjusted increase to its $3,000,000 revolving credit facility with a commercial bank. The interest rate on outstanding borrowings under the facility (8 1/2% at September 28, 1997) is equal to the bank's prime rate. This revolving credit facility is unsecured. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company had no borrowings under this facility through the first six months of the year, and has had no borrowings in the third quarter through the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During fiscal 1998, the Company plans to incur capital expenditures of up to $5,500,000, of which $2,123,000 has been incurred to date, for new store openings and other related store expenditures, corporate information systems and general corporate expenditures. The Company incurred capital expenditures of $1,548,000 in fiscal 1997.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.

Forward Looking Statements

Forward looking statements contained in this document which relate to future sales prospects and expansion plans are subject to uncertainties from factors including growth of the industry, competitive environment, product availability, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion. For further discussion of factors which can impact the Company's operating results, please refer to the Company's report on Form 10-K for the year ended March 30, 1997, and other Company filings with the Securities and Exchange Commission

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

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

The parties have reached an agreement-in-principle to settle this lawsuit, subject to approval by the Court and members of the class. The proposed settlement will not have a material impact on the Company including its results of operations, financial condition and liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Shareholders on August 1, 1997.

         (b) The Shareholders voted on the election of Directors, each to serve a one year term. The vote was as follows for each of the nominees:

                   NAME                    AFFIRMATIVE      AUTHORITY WITHHELD
                   -------------------     -----------      ------------------
                   David R. Pomije          5,628,618             8,642
                   Stanley A. Bodine        5,628,518             8,742
                   Richard T. Guidera       5,627,618             9,642
                   George E. Mileusnic      5,627,618             9,642
                   Patrick J. Ferrell       5,627,618             9,642

         (c) The Shareholders also voted on the appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year. The vote was as follows:

                         AFFIRMATIVE       AUTHORITY WITHHELD       ABSTENTIONS
                         -----------       ------------------       -----------
                          5,608,600              19,177                9,483

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed with this Form 10-Q:

                  11   Statements Re: Computation of Per Share Earnings
                  27   Financial Data Schedule

         (b) No report on Form 8-K was filed by the registrant during the quarter ended September 28, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Funco, Inc.
                                         (Registrant)

Date:  October 29, 1997                  By:  /s/ David R. Pomije
                                             -----------------------------------
                                              David R. Pomije
                                              Chief Executive Officer

                                         By:  /s/ Robert M. Hiben
                                             -----------------------------------
                                              Robert M. Hiben
                                              Chief Financial Officer