Form 10-Q
period 1997-12-28
FUNCO INC
filed 1998-02-05
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 28, 1997
                                       or

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

Yes __X__  No ____

On February 3, 1998, the registrant had 6,174,195 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------


ITEM 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Income - Quarter and nine months
            ended December 28, 1997 and December 29, 1996..................    3

          Consolidated Balance Sheets - December 28, 1997 and
            March 30, 1997.................................................    4

          Consolidated Statements of Cash Flows - Nine months ended
            December 28, 1997 and December 29, 1996 .......................    5

          Notes to Consolidated Financial Statements ......................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................    8


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings................................................   11

ITEM 6.   Exhibits and Reports on Form 8-K ................................   12


SIGNATURES ................................................................   13
----------

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                    Quarter Ended                   Nine Months Ended
                                            -----------------------------     -----------------------------
                                            December 28,     December 29,     December 28,     December 29,
                                                1997             1996             1997             1996
                                            ------------     ------------     ------------     ------------
Net sales ..............................    $     67,036     $     46,461     $    117,797     $     85,738
Cost of sales ..........................          46,413           30,095           77,957           54,650
                                            ------------     ------------     ------------     ------------
   Gross profit ........................          20,623           16,366           39,840           31,088
Operating expenses .....................          11,404            9,433           24,646           20,945
General and administrative expenses ....           2,544            2,425            6,777            6,119
                                            ------------     ------------     ------------     ------------
   Operating income ....................           6,675            4,508            8,417            4,024
Interest expense .......................             (20)             (18)             (20)             (29)
Interest income ........................              47               22              192              104
                                            ------------     ------------     ------------     ------------
   Net income before income taxes ......           6,702            4,512            8,589            4,099
Income tax provision ...................           2,547            1,510            3,264            1,349
                                            ------------     ------------     ------------     ------------
   Net income ..........................    $      4,155     $      3,002     $      5,325     $      2,750
                                            ============     ============     ============     ============

Basic Earnings Per Share:
-------------------------
Basic net income per share .............    $       0.67     $       0.51     $       0.87     $       0.47
Weighted average number of common shares       6,166,361        5,941,195        6,123,957        5,909,633

Diluted Earnings Per Share:
-------------------------
Diluted net income per share ...........    $       0.63     $       0.48     $       0.81     $       0.45
Weighted average number of common and
common equivalent shares ...............       6,635,596        6,220,172        6,576,900        6,141,792


                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                    December 28,    March 30,
                                                        1997           1997
                                                    -----------    -----------
                                                    (Unaudited)       (Note)

ASSETS
------
Current Assets
  Cash and cash equivalents ....................    $     8,222    $     8,408
  Accounts receivable ..........................          2,074          1,094
  Inventories ..................................         27,716         13,831
  Prepaid expenses .............................          1,215            782
  Current deferred tax asset ...................            646            532
                                                    -----------    -----------
     Total current assets ......................         39,873         24,647

Net property and equipment .....................          8,489          5,954
Long-term deferred tax asset ...................          1,154            984
Other assets ...................................            155            160
                                                    -----------    -----------
Total assets ...................................    $    49,671    $    31,745
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable .............................    $     9,513    $     1,387
  Accrued liabilities ..........................          8,435          5,182
  Capital lease obligations ....................           --               20
  Deferred revenue .............................          1,106            747
                                                    -----------    -----------
     Total current liabilities .................         19,054          7,336

Accrued rent ...................................            126             91

Shareholders' Equity
  Common stock (issued: 6,170,536 and 6,056,788)             62             61
  Additional paid-in capital ...................         19,545         18,698
  Retained earnings ............................         10,884          5,559
                                                    -----------    -----------
     Total shareholders' equity ................         30,491         24,318
                                                    -----------    -----------
Total liabilities and shareholders' equity .....    $    49,671    $    31,745
                                                    ===========    ===========

Note: The balance sheet at March 30, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                  ---------------------------
                                                                  December 28,   December 29,
                                                                      1997           1996
                                                                  -----------    -----------
Operating Activities
   Net income ................................................    $     5,325     $     2,750
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...........................          2,292           2,468
     Deferred tax asset ......................................           (284)           (398)
     Net loss on disposal of property and equipment ..........             36              41
     Changes in operating assets and liabilities:
       Accounts receivable ...................................           (980)           (444)
       Inventories ...........................................        (13,885)         (8,389)
       Prepaid expenses ......................................           (433)             61
       Accounts payable ......................................          8,126           4,538
       Accrued liabilities ...................................          3,288           4,806
       Deferred revenue ......................................            359             261
                                                                  -----------     -----------
         Net cash provided by operating activities ...........          3,844           5,694

Investing Activities
   Additions to property and equipment .......................         (4,778)         (1,273)
   Increase in other assets ..................................            (80)            (73)
                                                                  -----------     -----------
       Net cash used in investing activities .................         (4,858)         (1,346)

Financing Activities
   Payments of obligations under capital leases ..............            (20)            (59)
   Net proceeds from issuance of common stock ................            848             561
                                                                  -----------     -----------
       Net cash provided by financing activities .............            828             502
                                                                  -----------     -----------

Increase (decrease) in cash and cash equivalents .............           (186)          4,850
Cash and cash equivalents at beginning of period .............          8,408           5,783
                                                                  -----------     -----------
Cash and cash equivalents at end of period ...................    $     8,222     $    10,633
                                                                  ===========     ===========

                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988, and is engaged in the business of providing interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND stores and mail order operation. It also publishes a video game magazine, GAME INFORMER. The Company operated 249 retail locations at December 28, 1997 compared to 188 retail locations at December 29, 1996.

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

The operating results for the quarter and nine months ended December 28, 1997, are not necessarily indicative of the results that may be expected for the year ending March 29, 1998 due to the seasonal nature of the Company's business.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 30, 1997.

Note 4.  Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Quarter Ended                  Nine Months Ended
                                                   ----------------------------    ----------------------------
                                                   December 28,    December 28,    December 28,    December 28,
                                                       1997            1996            1997            1997
                                                   ------------    ------------    ------------    ------------
Numerator:
   Net income .................................    $  4,155,000    $  3,002,000    $  5,325,000    $  2,750,000
                                                   ============    ============    ============    ============

Denominator:
   Denominator for basic earnings per share -
      weighted average shares .................       6,166,361       5,941,195       6,123,957       5,909,633

   Dilutive securities:
      Employee stock options ..................         469,235         278,977         452,943         232,159
                                                   ------------    ------------    ------------    ------------

   Denominator for diluted earnings per share -
      adjusted weighted average shares ........       6,635,596       6,220,172       6,576,900       6,141,792
                                                   ============    ============    ============    ============

Basic earnings per share ......................    $       0.67    $       0.48    $       0.87    $       0.47
                                                   ============    ============    ============    ============

Diluted earnings per share ....................    $       0.63    $       0.48    $       0.81    $       0.45
                                                   ============    ============    ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of income expressed as (i) percentage of net sales for the quarter and nine months indicated and (ii) percentage changes from the comparable period of the prior year.

                                                              Percent                                      Percent
                                     Quarter Ended            Inc(Dec)          Nine Months Ended          Inc(Dec)
                              ---------------------------    ----------    ---------------------------    ----------
                              December 28,   December 29,      1998        December 28,   December 29,    1998 over
                                  1997           1996        over 1997         1997           1996           1997
                              ------------   ------------    ----------    ------------   ------------    ----------
Net sales .................         100.0%         100.0%          44.3%         100.0%         100.0%          37.4%
Cost of sales .............          69.2           64.8           54.2           66.2           63.7           42.6
                               ----------     ----------     ----------     ----------     ----------     ----------
Gross profit ..............          30.8           35.2           26.0           33.8           36.3           28.2
Operating expenses ........          17.0           20.3           20.9           20.9           24.4           17.7
General and admin. expenses           3.8            5.2            4.9            5.8            7.1           10.8
                               ----------     ----------     ----------     ----------     ----------     ----------
Operating income ..........          10.0            9.7           48.1            7.1            4.7          109.2
Interest expense ..........          --             --             11.1           --             --            (31.0)
Interest income ...........           0.1           --            113.6            0.2            0.1           84.6
                               ----------     ----------     ----------     ----------     ----------     ----------
Net income before taxes ...          10.0            9.7           48.5            7.3            4.8          109.5
Income tax provision ......           3.8            3.3           68.7            2.8            1.6          142.0
                               ----------     ----------     ----------     ----------     ----------     ----------
Net income ................           6.2%           6.5%          38.4%           4.5%           3.2%          93.6%
                               ==========     ==========     ==========     ==========     ==========     ==========

Comparison of Third Quarter Fiscal 1998 to Third Quarter Fiscal 1997

Net sales for the quarter increased from $46,461,000 in 1997 to $67,036,000 in 1998, an increase of 44.3%. The Company opened 34 new stores during the quarter and operated a total of 249 locations at the end of the quarter this year compared to 188 locations at the end of the same period prior year. Comparable store sales for the quarter increased 20%. The large sales increase is primarily due to the strong growth of the video game industry led by Sony PlayStation and Nintendo 64 products.

Cost of sales for the quarter increased from $30,095,000 in 1997 to $46,413,000 in 1998, an increase of 54.2%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 64.8% in 1997 to 69.2% in 1998. This increase is primarily due to sales mix for the quarter reflecting increased sales of new Sony PlayStation and Nintendo 64 products, which are sold at lower gross margin percentages than that of previously played product.

Operating expenses for the quarter increased from $9,433,000 in 1997 to $11,404,000 in 1998, an increase of 20.9%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 20% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 20.3% in 1997 to 17.0% in 1998, due to leveraging as net sales increased by 44.3%.

General and administrative expenses for the quarter increased from $2,425,000 in 1997 to $2,544,000 in 1998, an increase of 4.9%. General and administrative expenses decreased favorably as a percentage of net sales from 5.2% in 1997 to 3.8% in 1998, due to leveraging as net sales increased by 44.3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company generated operating income for the quarter of $6,675,000 compared to $4,508,000 in the same period prior year, an increase of 48.1%.

Interest income for the quarter increased from $22,000 in 1997 to $47,000 in 1998, an increase of 113.6%, primarily as the Company maintained a higher level of cash and cash equivalents.

The Company generated net income before income taxes for the quarter of $6,702,000 compared to net income before income taxes of $4,512,000 in the same period prior year, an increase of 48.5%. As a result the Company recorded an income tax expense for the quarter of $2,547,000 compared to an income tax expense of $1,510,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $4,155,000, or $0.63 per share, compared to net income of $3,002,000, or $0.48 per share, for the same period prior year.

Comparison of Nine Month Period Fiscal 1998 to Nine Month Period Fiscal 1997

Net sales for the nine month period increased from $85,738,000 in 1997 to $117,797,000 in 1998, an increase of 37.4%. The Company opened 61 new stores during the nine month period and operated a total of 249 locations at the end of the nine month period this year compared to 188 locations at the end of the same period prior year. Comparable store sales for the nine month period increased 21%. The large sales increase is primarily due to the strong growth of the video game industry led by Sony PlayStation and Nintendo 64 products.

Cost of sales for the nine month period increased from $54,650,000 in 1997 to $77,957,000 in 1998, an increase of 42.6%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 63.7% in 1997 to 66.2% in 1998. This increase is primarily due to sales mix for the nine month period reflecting increased sales of new Sony PlayStation and Nintendo 64 products, which are sold at lower gross margin percentages than that of previously played product.

Operating expenses for the nine month period increased from $20,945,000 in 1997 to $24,646,000 in 1998, an increase of 17.7%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 21% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 24.4% in 1997 to 20.9% in 1998, due to leveraging as net sales increased by 37.4%.

General and administrative expenses for the nine month period increased from $6,119,000 in 1997 to $6,777,000 in 1998, an increase of 10.8%. This increase occurred to support the store base which grew to 249 locations from 188 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 7.1% in 1997 to 5.8% in 1998, due to leveraging as net sales increased by 37.4%.

The Company generated operating income for the nine month period of $8,417,000 compared to operating income of $4,024,000 in the same period prior year, an increase of 109.2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest income for the nine month period increased from $104,000 in 1997 to $192,000 in 1998, an increase of 84.6%, primarily as the Company maintained a higher level of cash and cash equivalents.

The Company generated net income before income taxes for the nine month period of $8,589,000 compared to net income before income taxes of $4,099,000 in the same period prior year, an increase of 109.5%. As a result the Company recorded income tax expense for the nine month period of $3,264,000 compared to income tax expense of $1,349,000 for the same period prior year.

Due to the above factors, the Company generated net income for the nine month period of $5,325,000, or $0.81 per share, compared to net income of $2,750,000, or $0.45 per share, for the same period prior year.

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

                Net Sales (in thousands)                                 Number of Stores Open at Quarter End
----------------------------------------------------------      -----------------------------------------------------
Fiscal                                                          Fiscal
Quarter             1998           1997           1996          Quarter           1998          1997           1996
----------       -----------    -----------    -----------      ----------      --------      --------       --------
First              $24,001        $18,862        $12,261        First             193            173            181
Second              26,760         20,415         15,335        Second            215            176            178
Third               67,036         46,461         31,897        Third             249            188            182
Fourth                  --         34,817         21,889        Fourth             --            188            173


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store capital expenditures and new store inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the nine months ended December 28, 1997, the Company generated $3,844,000 of cash from operating activities primarily due to an increase in net income and accounts payable, offset by an increase in inventory, and used $4,858,000 of cash in investing activities, primarily for new store capital expenditures. For the nine months ended December 29, 1996, the Company generated $5,694,000 of cash from operating activities and used $1,346,000 of cash in investing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has a $3,000,000 unsecured revolving credit facility with a commercial bank, which seasonally increases to $10,000,000. The interest rate on outstanding borrowings under the facility (8 1/2% at December 28, 1997) is equal to the bank's prime rate. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company currently has no borrowings under this facility.

During fiscal 1998, the Company plans to incur capital expenditures of up to $5,500,000, of which $4,778,000 has been incurred to date, for new store openings and other related store expenditures, corporate information systems and general corporate expenditures. The Company incurred capital expenditures of $1,548,000 in fiscal 1997.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.

Forward Looking Statements

Forward looking statements contained in this document which directly or indirectly relate to future sales prospects and expansion plans are subject to uncertainties from factors including growth of the industry, competitive environment, product availability, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion. For further discussion of factors which can impact the Company's operating results, please refer to the Company's report on Form 10-K for the year ended March 30, 1997, and other Company filings with the Securities and Exchange Commission

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed with this Form 10-Q:

                  27  Financial Data Schedule

         (b) No report on Form 8-K was filed by the registrant during the quarter ended December 28, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Funco, Inc.
                                    (Registrant)

Date: February 5, 1998              By:  /s/ David R. Pomije
                                        -------------------------------------
                                         David R. Pomije
                                         Chief Executive Officer



                                    By:  /s/ Robert M. Hiben
                                        -------------------------------------
                                         Robert M. Hiben
                                         Chief Financial Officer