Form 10-K
period 1998-03-29
FUNCO INC
filed 1998-06-26
CIK 889664

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                -----------------

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 29, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

                                -----------------

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by nonaffiliates (for purposes of this calculation, only directors and executive officers are considered affiliates) as of June 16, 1998: $53,711,151

Number of shares of Common Stock outstanding as of the close of business on June 16, 1998: 6,207,179


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders, July 31, 1998 ("Proxy Statement") PART III
================================================================================

                                     PART I

                                     ITEM 1.

                                    BUSINESS


GENERAL

     Funco, Inc. (the "Company") was incorporated in March 1988 under the laws of the State of Minnesota. The Company, through its FUNCOLAND(R) stores, is a leading national specialty retailer of new and previously played interactive entertainment. The Company's products include a wide selection of video games, related hardware and accessories, with each store offering approximately 4,000 new and previously played items. Approximately one half of the Company's sales is previously played merchandise and is sold at an average of half the price for which these products originally sold. The FUNCOLAND store concept provides consumers an opportunity to sell their video games that they no longer play and apply that value toward other previously played or new video games. In addition to the Company's strong focus on previously played merchandise, the Company carries a wide selection of new product, featuring competitive prices on hot new video game releases. The Company emphasizes personalized attention to its customers and provides game sampling areas to assist in selection of new and previously played games. At March 29, 1998, the Company operated 250 retail stores in nineteen major metropolitan areas. This store strategy is complemented by Funco's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine with over 190,000 paid subscribers.

INDUSTRY OVERVIEW

     Video games are a preferred form of entertainment for a broad base of consumers ranging from children to adults. Video game play involves a hardware game system, or console, typically connected to a television set, together with video game software which runs on the system. Software is either contained on a game cartridge or a CD. Along with Sony, Nintendo and Sega, who currently dominate the video game hardware market, third party publishers such as Electronic Arts also develop and provide software for these game systems.

     The video game industry is subject to rapid technological changes and has demonstrated a cyclical nature. The industry has introduced new generation hardware platforms at four to five year intervals. Each subsequent generation has featured improvements in areas including graphics, processing speed and sound and has achieved a larger installed base than that of the prior generation. As technologies advance, consumers look to the manufacturers to develop gaming systems capable of providing even richer game playing experiences.

     The 8-bit Nintendo system, introduced in 1985, was followed by the 16-bit Sega Genesis and Super Nintendo systems which arrived on the market in 1989 and 1991, respectively. The 32-bit Sega Saturn and Sony PlayStation and the 64-bit Nintendo 64 were introduced during calendar years 1995 and 1996. Each generation of hardware systems has generally followed bell-shaped unit sales curves over their life cycles, with product prices highest in the introduction stage, then declining over time. Software sales increase in conjunction with growth of the installed hardware base and generally peak within a year of each generation's hardware sales peak.

     The industry transition from the 8-bit system to the 16-bit generation occurred between 1989 and 1991, resulting in a slowdown in overall industry revenue growth. The Company was opening its first stores at that time and achieved success with growth and operating results during that period. Overall, this industry transition was relatively smooth. The transition that occurred in late 1994 and 1995 led to a significant decrease in overall industry revenues, adversely impacting the Company's operations. This severe downturn occurred due to a sharp decline in the appeal of 16-bit product as consumers anticipated the introduction of 32 and 64-bit products, which were delayed in reaching the market. The growing popularity of Sony PlayStation which was introduced in late 1995, and Nintendo 64 introduced in 1996, has led the industry to record sales levels. Video game category revenues reached $5.5 billion in 1997 with the Company also achieving record results.

     The Company expects continued advancements in technology and software development to drive long-term industry growth. Industry sources forecast continued sales growth for the current generation of hardware and software in calendar 1998 and 1999. The first of the next generation 128-bit hardware platforms, Sega Dreamcast, is being planned for availability in the United States in late 1999. The success of this product, and competitive responses from the current industry leaders, Sony and Nintendo, can be expected to significantly impact this industry for the first few years of the twenty-first century. Failure of the industry to periodically introduce exciting new hardware systems and compelling software acceptable to consumers could lead to future industry downturns, and could affect the Company's operations.

COMPANY STRATEGY

     The Company's primary goal is to strengthen its position as a leading provider of new and previously played interactive entertainment. During fiscal 1999, the Company's primary emphasis will be on further growing its store base and increasing profitability. The Company expects to enter several new markets during fiscal 1999 and also add stores in existing markets, with its store count growing to over 300 by fiscal year end. In future years, the Company expects to further enhance its position through increases in both the number of FUNCOLAND stores and the number of metropolitan areas in which the stores are located. The Company targets selected metropolitan areas based on market size, demographics and competitive factors.

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

MERCHANDISING

     The Company's stores offer substantial value to the video game consumer by providing a broad selection of previously played video game merchandise at approximately half the price for which these games were originally sold; an opportunity to sell video games that they no longer play and to apply the proceeds towards the purchase of other games; and a broad selection of new video game products including hot new releases at competitive prices.

     The Company's net sales are generated primarily through the sale of a wide selection of Sony PlayStation, Nintendo and Sega video games, hardware and accessories. For fiscal 1998, sales of new product were approximately equal to sales from previously played product, Funco's specialty niche. To assure customers that they will not sacrifice quality or performance when purchasing previously played merchandise, the Company provides warranties on all its products. The Company's previously played video game selection includes the newer 32 and 64-bit product categories, as well as the older 8 and 16-bit product categories. The Company's inventory of individual titles is frequently modified to adapt to changing consumer preferences for particular games, game systems and categories of games. Games fall into one of several categories including sports, adventure, action, role playing and family games. Because manufacturers generally limit the number of game cartridges or CD's produced for any given game title, after a time, many older titles offered by the Company are unavailable through retailers of exclusively new merchandise. The majority of the Company's top selling previously played games, as measured by unit sales, are no longer readily available new.

     The Company provides the opportunity for video game players to sell video game merchandise in exchange for store credit or a check from corporate headquarters. The price the Company will pay for each item of previously played merchandise is posted in the stores and is periodically adjusted, providing video game enthusiasts a reason to stop in on a regular basis. By providing a secondary market for video games and equipment, the Company reduces the overall cost of playing video games and encourages the purchase of new games and upgrades to more advanced systems. The Company believes that this active secondary market helps to expand consumer interest in video games and increases overall purchases of video games and equipment.

PRODUCT SUPPLY

     The Company obtains most of its previously played inventory from its customers, primarily from purchases made in its retail operations. Over the last eight years the Company has developed and utilized a model to manage its previously played inventory and to maintain the desired mix. The Company adjusts the price that it pays for each item of previously played merchandise (the "bid" price) regularly and currently adjusts its selling price (the "ask" price) on a monthly basis. All purchase and selling prices are determined by corporate management and are not subject to change at the store level. By adjusting these bid and ask prices, the Company strives to maintain substantial Company-wide control over its inventory levels, as well as its gross margins, on an item-by-item basis.

     Through its bid/ask model, the Company accumulates inventory to stock new stores as they open and to meet seasonal holiday demand. All new stores are initially set up with inventory shipped from the Company's central distribution center. This start-up inventory includes previously played merchandise accumulated from customers at the store level as well as new products purchased directly from video game licensees and manufacturers. Once a store opens, approximately 80% of its previously played stock needs are satisfied by merchandise purchased from the store's local customer trading base, with the remainder supplied from the Company's distribution center. Periodic pull-backs of inventory from the Company's stores to the distribution center provide merchandise for store-to-store stock balancing and new store openings.

     The Company purchases new interactive entertainment hardware, software and accessories from the industry's leading licensees and manufacturers. The Company has established strong relationships within the industry and has successfully participated in the launch of many new products. The Company expects that new product quality, pricing, availability, acceptance and market penetration will affect future operating results.

STORE LOCATIONS AND SITE SELECTION

     At March 29, 1998, the Company operated 250 FUNCOLAND stores in nineteen metropolitan markets. The number of stores open in these markets at each respective year end date is summarized below:

                                       MARCH 29,   MARCH 30,   MARCH 31,   APRIL 2,   APRIL 3,
                                          1998        1997        1996       1995       1994
                                       ---------   ---------   ---------   --------   --------
Central Region:
 Minneapolis ........................      15          14          13          13        12
 Dallas .............................      12          12          12          14        14
 Houston ............................       8           8           7           9         -
 Chicago ............................      31          30          30          34        32
 Milwaukee ..........................       8           6           6           6         5
 Detroit ............................      28          24          21          21        14
 Kansas City ........................       5           5           5           5         -
 Columbus ...........................       6           -           -           -         -
 Indianapolis .......................       4           -           -           -         -
 Louisville .........................       4           -           -           -         -
 St. Louis ..........................       5           -           -           -         -
 Cincinnati .........................       5           -           -           -         -
                                          ---         ---         ---         ---       ---
Subtotal Central Region .............     131          99          94         102        77

East Coast Region:
 New York ...........................      39          36          37          38        29
 Philadelphia .......................      21          16          15          16         2
 Baltimore/Washington, D.C. .........      18          15          16          16         2
 Boston .............................      15          13          11          10         -
                                          ---         ---         ---         ---       ---
Subtotal East Coast Region ..........      93          80          79          80        33

West Coast Region:
 San Francisco ......................      12           9           -           -         -
 Sacramento .........................       6           -           -           -         -
 Seattle ............................       8           -           -           -         -
                                          ---         ---         ---         ---       ---
Subtotal West Coast Region ..........      26           9           -           -         -
                                          ---         ---         ---         ---       ---
Total Stores ........................     250         188         173         182       110
                                          ===         ===         ===         ===       ===

     FUNCOLAND stores are generally located in "power strip centers" near major regional malls or in high-density retail areas. These locations provide visibility, easy access and high traffic counts. The Company targets centers that are well recognized, well maintained and have a balanced tenant mix.

STORE LAYOUT AND DESIGN

     FUNCOLAND stores range in size from 1,000 square feet to 2,900 square feet, with most stores containing approximately 1,700 square feet. The basic design of a FUNCOLAND store is generally consistent throughout the Company and is intended to create a bright and colorful shopping environment with well-merchandised shelves emphasizing the store's broad product selection. Stores are equipped with several television monitors that display operating video games, creating an environment conducive to video game purchase. Each store is also equipped with several video game sampling areas that provide the consumer the opportunity to play games before purchase.

MAIL ORDER

     The Company's mail order operation is primarily engaged in selling previously played video games and related equipment from its headquarters in Eden Prairie, Minnesota. During the year, the Company periodically mails a video game catalog to individuals on its mailing list. In addition, the Company places direct response advertising in several leading video game magazines. Net sales from mail order in fiscal 1998 accounted for approximately 4% of net retail sales.

FUNCOLAND SUPERSTORE WEB SITE

     The Company operates the FUNCOLAND SUPERSTORE Web site, www.funcoland.com, which provides consumers an exciting means of shopping for video games on-line. Additionally, the site offers a retail store directory, GAME INFORMER magazine highlights and monthly game tips. Although revenues from the Web site currently are minimal, the Company is positioning itself to take advantage of growth in Internet commerce.

GAME INFORMER MAGAZINE

     The Company publishes GAME INFORMER, a monthly video game magazine, featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in interactive entertainment. For its March 1998 issue, the magazine had more than 190,000 paid subscribers. GAME INFORMER is published by Sunrise Publications, Inc., a wholly-owned subsidiary of Funco, Inc.

COMPETITION

     The console-based video game retailing business currently can be divided into two major segments: retailers of new merchandise and retailers of previously played merchandise. Although both segments compete for the consumer's business, they also support one another by maintaining consumer interest in interactive home entertainment. Because many game titles are no longer available from retailers of new merchandise, consumers seeking to purchase these games must generally enter the previously played market.

     New interactive entertainment product is sold primarily through mass merchandisers such as Target, Wal-Mart and K-Mart; national retail chains that specialize in computer software such as Babbages Etc. and Electronics Boutique; toy retailers including Toys "R" Us and KB Toys; consumer electronics superstores such as Best Buy; and department store chains. Many competitors, including Babbages Etc. and Electronics Boutique feature trade-in opportunities through which consumers are able to realize value for their previously played product. There can be no assurance that these retailers, many of whom have substantially greater resources than the Company, will not move more aggressively into the previously played market and become direct competitors. Additionally, retailers which deeply discount new merchandise may also compete on price with Funco's previously played products.

     Previously played video game merchandise is sold primarily through regional and local companies. With 250 stores in nineteen metropolitan areas at March 29, 1998, the Company is the nation's leading specialty retailer focusing primarily on previously played product. The Company is aware of several other companies with stores in the United States, including It's About Games and MicroPlay, that buy and sell previously played video games through Company-owned and franchised stores. In addition to competing with these specialty retail operations in its current geographic markets, the Company frequently competes with smaller businesses which buy and sell previously played video game merchandise and with movie/video rental outlets which may sell games.

     Due to the strength of the interactive entertainment industry over the past two years, the Company believes that both existing competitors and new entrants may intensify competitive efforts. Both in its existing markets, and as it expands into new markets, the Company may be required to compete with other retailers. The Company believes that its stores compete on the basis of broad selection, price, customer service and convenience and that its stores measure favorably against competition with respect to each of these factors.

     As sellers of new and previously played video games, the Company may also compete with movie/video rental outlets that rent or sell previously played games. For some consumers, renting a video game for multiple day rates is an alternative to buying new or previously played games. The Company believes that video game rental outlets have not historically been substantial competitors of the Company and that they have, in fact, supported the sale of previously played games by maintaining consumer interest in interactive home entertainment and by providing consumers the opportunity to sample games before purchase. However, there can be no assurance that the rental or sales of video games in these rental outlets will not become a significant source of competition to the Company in the future.

     To date, video game products have been distributed primarily through retail stores. Other distribution channels for interactive entertainment include on-line retailing and gaming over the Internet. Although the Company believes that alternate delivery systems tend to broaden exposure and promote interactive entertainment, there can be no assurance that any such means of distributing games will not reduce sales of interactive video games and equipment through retail stores. Any such reduction could materially adversely affect the Company's financial and operating results.

     The market for interactive entertainment products is characterized by rapidly changing technology and user preferences, evolving industry standards and frequent new product introductions. Game systems introduced in the past three years include Sega Saturn, Sony PlayStation and Nintendo 64. Of these, Sony PlayStation and Nintendo 64 currently dominate the market. Although the Company believes that its concept of creating a secondary market for previously played games and equipment applies to the systems currently on the market, there can be no assurance that future systems and technology will gain market acceptance with consumers or that the Company can successfully operate a secondary market for such future products.

EMPLOYEES

     At March 29, 1998, the Company had 724 full-time employees, including 169 corporate and administrative personnel and 555 store personnel, and 721 part-time employees. During seasonal peak periods, the Company adds temporary part-time employees.

TRADEMARKS AND SERVICE MARKS

     FUNCOLAND(R), FUNCO LAND(R), FUNCO(R), GAME INFORMER(R), EXPERIENCE THE FUN AT FUNCOLAND(R), FUNCOLAND YOUR SOURCE FOR INTERACTIVE ENTERTAINMENT(R), BRING HOME THE FUN(R), FUNCOLAND FUN CLUB(R), AMERICA'S PLACE TO SHOP FOR VIDEO GAMES(R), FUNCOLAND NATIONAL VIDEO GAME CHAMPIONSHIPS(R), SUNRISE PUBLICATIONS(R) and FUNCOLAND, PLUS DESIGN(R) (claim of colors) have been registered as trademarks and service marks by the Company with the United States Patent and Trademark Office (the "USPTO"). The Company has also filed applications with the USPTO for federal registration of certain other trademarks and service marks used in connection with its business, including MORE VIDEO GAMES AT HALF THE PRICE(TM). The Company believes these trademarks and service marks are of considerable value to its business and important to its marketing efforts.


                                     ITEM 2.

                                   PROPERTIES

     All of the Company's retail stores are leased. Leases typically provide for an initial three-year term, with varying options for renewal. The Company operated 250 locations at March 29, 1998, which included 12 locations with leases under negotiation. The Company's remaining retail store leases effective as of March 29, 1998 expire as follows:


                          DURING             NUMBER OF
                       FISCAL YEAR        EXPIRING LEASES
                       -----------        ---------------

                           1999                  39
                           2000                  62
                           2001                 105
                           2002                  17
                           2003                  11
                     2004 and beyond              4

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


                                     ITEM 3.

                                LEGAL PROCEEDINGS

     The Company and its Chief Executive Officer were originally named as defendants in a civil lawsuit filed on August 17, 1995 in the United States District Court, District of Minnesota, entitled Christopher Cannon v. Funco, Inc. and David R. Pomije. This was a putative class action in which the named plaintiff in the Class Action Complaint purported to represent a class of all purchasers of the Company's common stock during the putative class period May 18, 1994 through December 15, 1994. On October 18, 1996 the court dismissed the state common law claims with prejudice and dismissed the federal securities claims without prejudice, giving the plaintiff leave to file an Amended Complaint. The plaintiff filed an Amended Complaint on January 6, 1997.

     The Amended Complaint was a similarly styled class action suit and alleged the Company's share price was artificially inflated, asserting various claims under the Securities Exchange Act of 1934, as amended. Plaintiff seeks damages in an unspecified amount plus costs and attorney's fees. The Company and its Chief Executive Officer filed a motion to dismiss the Amended Class Action Complaint in its entirety.

     The parties have reached an agreement-in-principle to settle this lawsuit, subject to approval by the Court and members of the class. The proposed settlement will not have a material impact on the Company including its results of operations, financial condition and liquidity.


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security-holders during the quarter ended March 29, 1998.


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

                1998 Fiscal Quarter         1997 Fiscal Quarter
               High            Low            High        Low
First          $19          $13 1/4          $9 1/2     $4
Second          23           18 1/8           9 1/4      6 1/8
Third           24           13 1/4            10        8 1/8
Fourth        18 7/8         13 1/8            18        8 3/8

     At June 16, 1998, there were 6,207,179 shares of common stock outstanding, and there were 204 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the forseeable future. Under the Company's current bank credit agreement, the Company is prohibited from paying dividends.

                                     ITEM 6.

                      SELECTED CONSOLIDATED FINANCIAL DATA
      (in thousands, except share and per share data and number of stores)

                                                                                  YEAR ENDED
                                                   ------------------------------------------------------------------------
                                                   MARCH 29,       MARCH 30,       MARCH 31,        APRIL 2,       APRIL 3,
                                                      1998            1997            1996            1995           1994
                                                   ---------       ---------       ---------        --------       --------
Statements of Operations Data
Net sales ....................................    $  163,316      $  120,555      $   81,382      $   80,365     $  50,490
Net income (loss) ............................    $    8,270      $    5,350      $      205      $   (1,275)    $     880
Net income (loss) per share, basic ...........    $     1.35      $     0.90      $     0.03      $    (0.22)    $    0.16
Weighted average number of shares,
 basic .......................................     6,137,161       5,941,744       5,861,682       5,786,719     5,422,140
Net income (loss) per share, diluted .........    $     1.26      $     0.86      $     0.03      $    (0.22)    $    0.15
Weighted average number of shares,
 diluted .....................................     6,572,365       6,228,630       5,965,769       5,786,719     5,805,171
Stores open at end of year ...................           250             188             173             182           110

Balance Sheet Data
Total assets .................................    $   45,626      $   31,745      $   25,668      $   23,160     $  24,707
Long-term obligations ........................    $      156      $       91      $      115      $      485     $     557
Shareholders' equity .........................    $   33,525      $   24,318      $   18,071      $   17,800     $  18,653

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes beginning on page 18 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 hereof.


                                     ITEM 7.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

     The Company has grown from three retail stores at the end of fiscal 1991 to 250 at the end of fiscal 1998. The Company has 131 stores in the Central Region, which includes Minneapolis, Dallas, Houston, Chicago, Milwaukee, Detroit, Kansas City, Columbus, Indianapolis, Louisville, St. Louis and Cincinnati; 93 stores in the East Coast Region, which includes New York, Philadelphia, Baltimore/Washington, D.C. and Boston; and 26 stores in the West Coast Region, which includes San Francisco, Sacramento and Seattle.

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

     In addition to seasonality, key factors affecting net sales and profitability include the number of stores in operation and their relative maturities, new store openings, location of stores and customer demographics, merchandise selection, new product acceptance, competition and effectiveness of marketing programs.

     Management believes that most new stores will attain mature store sales levels within 15 to 18 months after commencing operations and thereafter may experience only modest year-to-year sales growth. No assurance can be given, however, that new stores will achieve, or that mature stores will sustain, desired operating results and profitability. In addition, there can be no assurance of maintaining sales and profitability at the levels achieved during fiscal 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the statements of income expressed as percentages of net sales for the years indicated and percentage changes from the prior year:

                                                                                            PERCENTAGE
                                                         YEAR ENDED                     INCREASE (DECREASE)
                                            -------------------------------------     -----------------------
                                            MARCH 29,     MARCH 30,     MARCH 31,     1998 OVER     1997 OVER
                                               1998          1997          1996          1997         1996
                                            ---------     ---------     ---------     ---------     ---------
Net sales ..............................       100.0%        100.0%        100.0%        35.5%         48.1%
Cost of sales ..........................        65.3          63.1          58.6         40.1          59.6
                                               -----         -----         -----
Gross profit ...........................        34.7          36.9          41.4         27.6          31.9
Operating expenses .....................        20.7          23.4          31.5         19.4          10.3
General and administrative expenses.....         5.8           7.1           9.2         10.7          14.2
                                               -----         -----         -----
Operating income .......................         8.2           6.3           0.7         77.1           NA
Interest expense .......................           -             -          (0.1)       (35.5)        (55.7)
Interest income ........................         0.2           0.2           0.2         42.5          68.3
Income tax provision ...................         3.3           2.0           0.5        125.6           NA
                                               -----         -----         -----
Net income .............................         5.1%          4.4%          0.3%        54.6%          NA
                                               =====         =====         =====

COMPARISON OF FISCAL 1998 TO FISCAL 1997

     The Company derived approximately 97% of its fiscal 1998 net sales from retail operations, which include the Company's mail order and Web site operations. The balance of net sales was attributable to the publication of GAME INFORMER magazine. Net sales increased from $120,555,000 in fiscal 1997 to $163,316,000 during fiscal 1998, an increase of 35.5%. The Company operated 250 stores at the end of fiscal 1998 compared to 188 stores at the end of fiscal 1997. During fiscal 1998 the Company opened 65 new stores while closing 3 locations. Comparable store sales for fiscal 1998 increased 17%. The Company attributes the strong sales to continued growth of Sony PlayStation and Nintendo 64 product categories.

     Cost of sales increased from $76,119,000 in fiscal 1997 to $106,628,000 during fiscal 1998, an increase of 40.1%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 63.1% in 1997 to 65.3% in 1998. This increase occurred primarily as sales mix for fiscal 1998 included proportionately higher sales of 32 and 64-bit products, which are currently sold at higher cost percentages than earlier generation product offerings.

     Operating expenses increased from $28,261,000 in fiscal 1997 to $33,746,000 in fiscal 1998, an increase of 19.4%. This increase is primarily due to higher store payroll and occupancy expense related to the increased number of locations compared to prior year. Operating expenses as a percentage of net sales decreased from 23.4% in fiscal 1997 to 20.7% in fiscal 1998, the result of improved sales leveraging.

     General and administrative expenses increased from $8,592,000 in fiscal 1997 to $9,512,000 in fiscal 1998, an increase of 10.7%. The dollar increase is primarily due to increased payroll to support corporate functions for a growing number of stores. General and administrative expenses decreased as a percentage of net sales from 7.1% in fiscal 1997 to 5.8% in fiscal 1998, the result of improved sales leveraging.

     The Company generated operating income of $13,430,000 in fiscal 1998 compared to $7,583,000 in fiscal 1997, an increase of 77.1%.

     Interest expense decreased from $31,000 in fiscal 1997 to $20,000 in fiscal 1998, a decrease of 35.5%, as the Company reduced borrowings on its line of credit compared to prior year.

     Interest income increased from $207,000 in fiscal 1997 to $295,000 in fiscal 1998, an increase of 42.5%, as the Company maintained higher levels of cash and cash equivalents throughout most of fiscal 1998 as compared to fiscal 1997.

     The Company reported an income tax provision of $5,435,000 in fiscal 1998 compared to $2,409,000 in fiscal 1997, as the Company generated net income before taxes of $13,705,000 in fiscal 1998 compared to $7,759,000 in fiscal 1997. The effective tax rate increased primarily as the Company had reversed a significant valuation allowance in fiscal 1997, which favorably impacted prior year's tax provision.

     As a result of the above factors, the Company generated net income of $8,270,000, or $1.26 per share in fiscal 1998 compared to $5,350,000, or $0.86 per share in fiscal 1997.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

     The Company derived approximately 97% of its fiscal 1997 net sales from retail operations, which included the Company's mail order operation. The balance of net sales was attributable to the publication of GAME INFORMER magazine. Net sales increased from $81,382,000 in fiscal 1996 to $120,555,000 during fiscal 1997, an increase of 48.1%. The Company operated 188 stores at the end of fiscal 1997 compared to 173 stores at the end of fiscal 1996. During fiscal 1997 the Company opened 19 new stores while closing 4 locations. Comparable store sales for fiscal 1997 increased 50%. The Company attributed the strong sales increase to a revitalization of the video game category primarily due to growing market penetration of Sony PlayStation, Nintendo 64 and Sega Saturn products.

     Cost of sales increased from $47,690,000 in fiscal 1996 to $76,119,000 during fiscal 1997, an increase of 59.6%. The dollar increase in cost of sales was primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 58.6% in 1996 to 63.1% in 1997. This increase occurred primarily as sales mix for fiscal 1997 included proportionately higher sales of 32 and 64-bit products, which were sold at higher cost percentages than that of earlier generation product offerings.

     Operating expenses increased from $25,624,000 in fiscal 1996 to $28,261,000 in fiscal 1997, an increase of 10.3%. This increase was primarily due to higher store payroll expense related to the increased sales volume compared to prior year. Operating expenses as a percentage of net sales decreased from 31.5% in 1996 to 23.4% in 1997, the result of improved sales leveraging.

     General and administrative expenses increased from $7,521,000 in fiscal 1996 to $8,592,000 in fiscal 1997, an increase of 14.2%. The dollar increase was primarily due to increased payroll. General and administrative expenses decreased as a percentage of net sales from 9.2% in 1996 to 7.1% in 1997, the result of improved sales leveraging.

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

     The Company reported an income tax provision of $2,409,000 in fiscal 1997 compared to $395,000 in fiscal 1996, as the Company generated net income before taxes of $7,759,000 in fiscal 1997 compared to $600,000 in fiscal 1996. The Company's income tax rate declined from 66% in fiscal 1996 to 31% in fiscal 1997 primarily as net deferred tax assets increased due to the elimination of the valuation allowance.

     As a result of the above factors, the Company generated net income of $5,350,000, or $0.86 per share in fiscal 1997 compared to $205,000, or $0.03 per share in fiscal 1996.

SEASONALITY AND QUARTERLY RESULTS

     The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. For the 185 stores operating the full 12 months in fiscal 1998, 33% of net sales occurred in the first half of the year with 67% in the second half of the year. Accordingly, annual profitability is heavily dependent on third and fourth quarter net sales. In addition to sales seasonality, the Company's quarterly results are also impacted by factors including new product introductions and the number and timing of new store openings. Growth of the store base may obscure the impact of seasonal influences. Because of the seasonality of the Company's business and factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

     Net sales, gross profit and operating income (loss) for the past eight fiscal quarters, together with the number of stores open at the end of each quarter, are presented in the following table:

                                                          (IN THOUSANDS, EXCEPT NUMBER OF STORES)
                                                   FISCAL 1998                              FISCAL 1997
                                      -------------------------------------    ---------------------------------------
                                        1ST       2ND       3RD       4TH        1ST        2ND       3RD        4TH
                                      QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER   QUARTER    QUARTER
                                      -------   -------   -------   -------    -------    -------   -------    -------
Net sales ..........................  $24,001   $26,760   $67,036   $45,519    $18,862    $20,415   $46,461   $34,817
Gross profit .......................  $ 9,412   $ 9,805   $20,623   $16,848    $ 6,850    $ 7,872   $16,366   $13,348
Operating income (loss) ............  $   946   $   796   $ 6,675   $ 5,013    $  (516)   $    32   $ 4,508   $ 3,559
Stores open at quarter end .........      193       215       249       250        173        176       188       188


     Although the results presented above may not be indicative of future trends or performance, the Company anticipates that quarterly net sales and operating results will continue to be significantly impacted by seasonality patterns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary ongoing financing requirements are for new store expansion and inventory. During fiscal 1998, 1997 and 1996, the Company had net cash provided by operating activities of $6,904,000, $3,451,000 and $5,043,000, respectively. During fiscal 1998, the operating activities which most significantly impacted cash were net income, an increase in inventory and an increase in accounts payable.

     In fiscal 1998, the Company issued 124,941 shares of stock through the exercise of stock options at prices ranging from $1.33 to $14.39 per share, generating net proceeds, including tax benefits, of $937,000. Additionally, the Company issued 2,748 shares of common stock through the exercise of warrants.

     The Company invested $5,380,000 in capital expenditures in fiscal 1998 primarily for new store openings and other store related expenditures. During fiscal 1999, the Company plans to incur capital expenditures of approximately $6,500,000 for new store openings, other store expenditures, enhancements to store and corporate information systems and general corporate purposes.

     The Company currently has a $3,000,000 unsecured revolving credit facility with a commercial bank, which seasonally increases to $10,000,000. The interest rate on outstanding borrowings under the facility (81|M/2% at March 29, 1998) is equal to the bank's prime rate. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. There were no balances outstanding under this facility at March 29, 1998 or March 30, 1997.

     The Company believes that cash from operations, short-term investments and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and capital expenditures for at least 12 months.

YEAR 2000

     The Company is undergoing a company-wide program of adapting its computer systems and applications for the year 2000. Substantially all in-house developed software has been written to be year 2000 compliant. The Company's older systems, some of which are not year 2000 compliant, are in the process of being modified or upgraded. These system upgrades, which include financial, inventory and store point-of-sale systems are year 2000 compliant and are being undertaken primarily to support the Company's growth and to take advantage of advanced technologies.

     The Company believes that it is well positioned to meet the year 2000 challenge, primarily through undertakings expected to be completed in the current fiscal year. Year 2000 costs have not been material to date and costs over the next 18 months, if separated from related system enhancements, are expected to be less than $500,000.

     Finally, the Company recognizes that it faces year 2000 risks from its various business partners, including vendors and service providers. The Company intends to work with these partners to mitigate our common risks. However, there can be no assurance that the Company or its business partners will be completely year 2000 compliant on a timely basis.

FORWARD LOOKING STATEMENTS

     Statements in this document with respect to future sales prospects and expansion plans are forward looking statements and are subject to uncertainties from factors including growth of the industry, the competitive environment, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion.

     Future financial performance greatly depends upon the Company's ability to effectively manage a base of profitable stores. The Company plans further significant expansion including 50 to 60 new stores in fiscal 1999 and believes that the addition of new stores will continue to be a primary component of the Company's ongoing growth. Although the Company believes that it has effectively managed its growth in the past, there can be no assurance that the Company will successfully continue its planned expansion, that new stores will perform as anticipated or that existing stores will continue to operate at profitable levels. The Company's ability to open and operate new stores profitably will depend upon a number of factors including, but not limited to, availability of suitable locations, negotiation of acceptable lease terms, ability to attract, train and retain qualified personnel and the ability to control other operational aspects of the Company's growth. In addition to site selection and lease negotiation, lease renewals are another factor which may impact the Company's performance. Although the Company does not believe that the termination of any particular lease would have a material adverse effect on its business in that similar locations on comparable terms would be available within the same or in a contiguous market area, results of operations and the Company's financial condition would be adversely impacted should the Company be unsuccessful in either renewing or relocating a material number of store locations.

     The ability of the Company to expand and operate stores profitably can also be dependent upon the ability of the Company to obtain requisite financing. There can be no assurance that such financing will be available to the Company at terms acceptable to the Company, or at any terms. The ability of the Company to obtain any future financing through additional issuance of stock to the public would be highly dependent upon the market price for the Company's securities. The market price for shares of the Company's Common Stock may be highly volatile depending on various factors such as the general economy, stock market conditions, announcements by the Company, its vendors or competitors, announcements of technological innovations or products that may affect the Company's business, fluctuations in the Company's operating results and performance of the Company compared to market expectations.

     The interactive entertainment retailing business is highly competitive and subject to rapid changes in consumer preferences, pricing and technology. As the Company offers both previously played and new product, it competes with other companies in the market for previously played product and with retailers of new interactive entertainment, many of which are large nationally recognized retail chains. (See Item 1. Business -- Competition.) There can be no assurance that the Company can continue to compete successfully in the sale of either new or previously played product. Increased competition, in addition to adversely impacting sales, could also negatively impact product margins, materially impacting operating profits. In addition, new distribution channels for interactive entertainment, such as on-line retailing, Internet gaming or other alternate delivery systems may adversely impact future sales of product through retail stores such as the Company's. Video games also compete for the consumers' dollar with many other forms of entertainment such as sporting events, movies, music and books. Any decrease in video game popularity or shift to other such forms of entertainment would adversely impact the Company's results of operations and financial condition.

     Although the Company attempts to maintain product mix and inventory levels which will meet consumer demand, there can be no assurance that it will be successful in anticipating and responding to changing consumer preferences. The ability to operate with the proper merchandise assortment is important to the Company's future financial performance. Overstocked, understocked or unbalanced inventories can occur due to factors including misjudgments by the Company in assessing product demand or establishing prices, vendor allocations, logistical difficulties or potential limitations of the Company's management information systems.

     The interactive entertainment industry periodically undergoes technological advances and developments. Failure to appropriately respond to changing technological developments could materially adversely impact the Company's results of operations and financial condition. Introduction of new hardware systems, or the anticipated introduction of such systems, may affect consumer demand for existing games, hardware and accessories. Further, new games must continually be developed for the new hardware. Neither the development of new hardware or games nor the timing of release of new products is within the control of the Company. The continued successful release of new interactive entertainment product that is accepted by consumers is very important to the Company's business, both for increasing sales and encouraging consumers to visit the stores to buy and sell product. Changes in hardware systems may impact the Company's business both for previously played product and for new product as consumers determine whether to move to new systems or to continue purchasing games for existing systems. Also, delays in the introduction of new product may adversely affect consumer interest in the overall interactive entertainment product category. (See Item 1. Business -- Industry Overview.)

     The Company's business is highly seasonal with the majority of net sales and net income being generated in the third fiscal quarter which includes the holiday selling season. Accordingly, events, factors or trends which impact that quarter could materially impact full year results. General economic conditions such as high unemployment, high inflation or a falling stock market which could lead consumers to reduce expenditures during the third fiscal quarter, could adversely impact the Company's results of operations and financial conditions. Seasonal patterns would also intensify the impact of factors such as a shortage of qualified employees or adverse weather conditions. In addition, any failure by the Company to adequately obtain new or previously played inventory or failure by manufacturers to deliver key product either to the marketplace or to the Company would be magnified should those events occur during the fiscal third quarter.


                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.


                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements required by this item can be found beginning on page 18 of this Form 10-K and are deemed incorporated herein by reference.


                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

                                    ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the Proxy Statement sections entitled "Election of Directors," "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

                                    ITEM 11.

                             EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the Proxy Statement sections entitled "Election of Directors-Directors' Compensation" and "Executive Compensation."


                                    ITEM 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference from the Proxy Statement section entitled "Ownership of Common Stock."


                                    ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference from the Proxy Statement section entitled "Certain Transactions."

                                    ITEM 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Financial Statements

          The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Consolidated Financial Statements and Schedule on page 18. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)       Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

  3.1     Articles of Incorporation, as amended and restated to date (Note 1)

  3.2     Bylaws, as amended and restated to date (Note 1)

 10.1a Credit Agreement effective June 20, 1995 by and between the Registrant and Marquette Capital Bank, including Revolving Credit Note and Security Agreement (Note 2)

 10.1b    Amendment to Credit Agreement dated June 30, 1997 (Note 3)

*10.3     Stock Option Plan for Nonemployee Directors (Note 1)

*10.4     Employee Incentive Stock Option Plan (Note 1)

*10.5a    1993 Stock Option Plan (Note 4)

*10.5b    Form of agreement for nonqualified options granted under 1993 Plan
          (Note 5)

*10.5c Amendment to 1993 Stock Option Plan approved by Shareholders on August 5, 1994 (Note 6)

*10.5d    Amendment to 1993 Stock Option Plan (Note 7)

 10.7a    Lease for corporate headquarters in Eden Prairie, Minnesota (Note 8)

 10.7b Amendment to lease for corporate headquarters in Eden Prairie, Minnesota (Note 9)

 23       Consent of Independent Auditors

 27       Financial Data Schedule

 27.1     Restated Financial Data Schedule for fiscal 1998

 27.2     Restated Financial Data Schedule for fiscal 1997

 27.3     Restated Financial Data Schedule for fiscal 1996

Note 1. Filed as an exhibit to Registration Statement on Form S-18 (SEC No. 33-49102C) ("Form S-18") filed on June 30, 1992, and incorporated herein by reference.

Note 2. Filed as an exhibit to Form 10-K for fiscal year 1995, filed on July 3, 1995, and incorporated herein by reference.

Note 3. Filed as an exhibit to Form 10-Q for first quarter fiscal 1998, filed on July 31, 1997, and incorporated herein by reference.

Note 4. Filed as an exhibit to Registration Statement on Form S-1 (SEC No. 33-63782) ("Form S-1"), filed on June 3, 1993, and incorporated herein by reference.

Note 5. Filed as an exhibit to Amendment No. 1 on Form S-1, filed June 21, 1993, and incorporated herein by reference.

Note 6. Filed as an exhibit to Form 10-K for fiscal year 1994, filed on July 6, 1994, and incorporated herein by reference.

Note 7. Filed as an exhibit to Form 10-K for fiscal year 1996, filed on June 28, 1996, and incorporated herein by reference.

Note 8. Filed as an exhibit to Amendment No. 1 on Form S-18, filed on July 27, 1992, and incorporated herein by reference.

Note 9. Filed as an exhibit to Form 10-K for fiscal year 1997, filed on June 30, 1997, and incorporated herein by reference.

   * Denotes management contract or compensation plan required to be filed as an exhibit to this form.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                      FUNCO, INC.


                                      by: /s/ DAVID R. POMIJE
                                          --------------------------------------
                                          David R. Pomije
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on June 25, 1998.

NAME                                 TITLE
----                                 -----

       /s/ DAVID R. POMIJE           Chairman of the Board of Directors
---------------------------------    and Chief Executive Officer
          David R. Pomije


       /s/ ROBERT M. HIBEN           Chief Financial Officer and Secretary
---------------------------------
          Robert M. Hiben


      /s/ STANLEY A. BODINE          Director
---------------------------------
         Stanley A. Bodine


     /s/ RICHARD T. GUIDERA          Director
---------------------------------
         Richard T. Guidera


    /s/ GEORGE E. MILEUSNIC          Director
---------------------------------
        George E. Mileusnic


     /s/ PATRICK J. FERRELL          Director
---------------------------------
         Patrick J. Ferrell

                                   FUNCO, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        PAGE
                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Management ...............................................................     19

Report of Ernst & Young LLP, Independent Auditors ..................................     20

Consolidated Statements of Income for the fiscal years ended March 29, 1998,
 March 30, 1997 and March 31, 1996 .................................................     21

Consolidated Balance Sheets as of March 29, 1998 and March 30, 1997 ................     22

Consolidated Statements of Cash Flows for the fiscal years ended March 29, 1998,
 March 30, 1997 and March 31, 1996 .................................................     23

Consolidated Statement of Shareholders' Equity for the fiscal years ended
 March 29, 1998, March 30, 1997 and March 31, 1996 .................................     24

Notes to Consolidated Financial Statements .........................................    25-31


SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts ...................................     32


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

     In fulfilling its responsibility for the integrity of financial information, management has established a system of internal controls which provides reasonable assurance that transactions are executed in accordance with management's intention and authorization, that assets are properly safeguarded and accounted for and that financial statements are prepared in accordance with generally accepted accounting principles. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits derived. These systems are periodically reviewed and modified in response to changing conditions.

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

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Funco, Inc.

     We have audited the accompanying consolidated balance sheets of Funco, Inc. as of March 29, 1998 and March 30, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 29, 1998. Our audit also included the financial statement schedule listed in Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Funco, Inc. at March 29, 1998 and March 30, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             /s/ Ernst & Young LLP


Minneapolis, Minnesota
May 12, 1998

                                   FUNCO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      YEAR ENDED
                                                       -----------------------------------------
                                                       MARCH 29,       MARCH 30,       MARCH 31,
                                                          1998            1997            1996
                                                       ---------       ---------       ---------
Net sales ........................................    $  163,316      $  120,555      $   81,382
Cost of sales ....................................       106,628          76,119          47,690
                                                      ----------      ----------      ----------
Gross profit .....................................        56,688          44,436          33,692
Operating expenses ...............................        33,746          28,261          25,624
General and administrative expenses ..............         9,512           8,592           7,521
                                                      ----------      ----------      ----------
Operating income .................................        13,430           7,583             547
Interest expense .................................           (20)            (31)            (70)
Interest income ..................................           295             207             123
                                                      ----------      ----------      ----------
Net income before income taxes ...................        13,705           7,759             600
Income tax provision .............................         5,435           2,409             395
                                                      ----------      ----------      ----------
Net income .......................................    $    8,270      $    5,350      $      205
                                                      ==========      ==========      ==========
Basic Net Income Per Share:
---------------------------
Basic net income per share .......................    $     1.35      $     0.90      $     0.03
Weighted average number of common shares .........     6,137,161       5,941,744       5,861,682

Diluted Net Income Per Share:
-----------------------------
Diluted net income per share .....................    $     1.26      $     0.86      $     0.03
Weighted average number of common and common
 equivalent shares ...............................     6,572,365       6,228,630       5,965,769


                             See accompanying notes.

                                   FUNCO, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    MARCH 29,     MARCH 30,
                                                                       1998         1997
                                                                    ---------     ---------
                                           ASSETS
Current Assets
 Cash and cash equivalents .....................................     $ 9,295      $ 8,408
 Short-term investments ........................................       1,460            -
 Accounts receivable ...........................................       2,127        1,094
 Inventories ...................................................      21,487       13,831
 Prepaid expenses ..............................................       1,175          782
 Current deferred tax asset ....................................         603          532
                                                                     -------      -------
  Total current assets .........................................      36,147       24,647

Net property and equipment .....................................       8,201        5,954
Long-term deferred tax asset ...................................       1,122          984
Other assets ...................................................         156          160
                                                                     -------      -------
Total assets ...................................................     $45,626      $31,745
                                                                     =======      =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable ..............................................     $ 4,834      $ 1,387
 Accrued liabilities ...........................................       6,219        5,182
 Capital lease obligations .....................................           -           20
 Deferred revenue ..............................................         892          747
                                                                     -------      -------
  Total current liabilities ....................................      11,945        7,336

Accrued rent ...................................................         156           91
Shareholders' Equity
 Common stock, $0.01 par value, (issued and outstanding for 1998
  and 1997, respectively: 6,184,477 and 6,056,788) .............          62           61
 Additional paid-in capital ....................................      19,634       18,698
 Retained earnings .............................................      13,829        5,559
                                                                     -------      -------
  Total shareholders' equity ...................................      33,525       24,318
                                                                     -------      -------
Total liabilities and shareholders' equity .....................     $45,626      $31,745
                                                                     =======      =======

                             See accompanying notes.

                                   FUNCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED
                                                                       -------------------------------------
                                                                       MARCH 29,     MARCH 30,     MARCH 31,
                                                                          1998          1997         1996
                                                                       ---------     ---------     ---------
Operating Activities
 Net income .......................................................    $  8,270      $  5,350      $    205
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization ..................................       3,126         3,283         3,719
   Deferred tax asset .............................................        (209)         (964)         (198)
   Net loss on disposal of property and equipment .................         105           133           227
   Changes in operating assets and liabilities:
    Accounts receivable ...........................................      (1,033)         (473)          112
    Inventories ...................................................      (7,656)       (4,056)       (1,438)
    Prepaid expenses ..............................................        (393)          334           (87)
    Accounts payable ..............................................       3,447        (1,808)        1,832
    Accrued liabilities ...........................................       1,102         1,527           596
    Deferred revenue ..............................................         145           125            75
                                                                       --------      --------      --------
      Net cash provided by operating activities ...................       6,904         3,451         5,043
Investing Activities
 Additions of property and equipment ..............................      (5,380)       (1,548)         (444)
 Increase in other assets .........................................        (110)          (98)          (60)
 Purchase of short-term investments ...............................      (1,460)            -             -
 Proceeds from sales of property and equipment ....................          16             3             6
                                                                       --------      --------      --------
      Net cash used in investing activities .......................      (6,934)       (1,643)         (498)
Financing Activities
 Payments of obligations under capital leases .....................         (20)          (80)         (299)
 Net proceeds from issuance of common stock .......................         937           897            66
                                                                       --------      --------      --------
      Net cash provided by (used in) financing activities .........         917           817          (233)
                                                                       --------      --------      --------
Increase in cash and cash equivalents .............................         887         2,625         4,312
Cash and cash equivalents at beginning of year ....................       8,408         5,783         1,471
                                                                       --------      --------      --------
Cash and cash equivalents at end of year ..........................    $  9,295      $  8,408      $  5,783
                                                                       ========      ========      ========

                             See accompanying notes.

                                   FUNCO, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                 TOTAL
                                                 COMMON STOCK        ADDITIONAL                  SHARE-
                                               -----------------      PAID-IN      RETAINED      HOLDERS'
                                               SHARES     AMOUNT      CAPITAL      EARNINGS      EQUITY
                                               -------    ------     ----------    --------     --------
Balance at April 2, 1995 ..................    5,829        $58        $17,738      $     4      $17,800

Common stock issued, net of costs .........       49          1             65                        66
Net income ................................                                             205          205
                                               -----        ---        -------      -------      -------
Balance at March 31, 1996 .................    5,878         59         17,803          209       18,071

Common stock issued, net of costs .........      179          2            799                       801
Tax benefits of stock options .............                                 96                        96
Net income ................................                                           5,350        5,350
                                               -----        ---        -------      -------      -------
Balance at March 30, 1997 .................    6,057         61         18,698        5,559       24,318

Common stock issued, net of costs .........      127          1            634                       635
Tax benefits of stock options .............                                302                       302
Net income ................................                                           8,270        8,270
                                               -----        ---        -------      -------      -------
Balance at March 29, 1998 .................    6,184        $62        $19,634      $13,829      $33,525
                                               =====        ===        =======      =======      =======

                             See accompanying notes.

                                   FUNCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1998

1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- Funco, Inc. is engaged in the business of providing interactive home entertainment primarily through the purchase and resale of new and previously played video games and related hardware and accessory items through its FUNCOLAND stores, mail order operation and FUNCOLAND SUPERSTORE Web site. It also publishes a video game magazine, GAME INFORMER. The Company was incorporated in Minnesota in March 1988.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION -- Revenue from retail sales of the Company's products is recognized at the time of sale. Deferred revenue represents amounts received for subscriptions to a specified number of future video game magazine issues. Subscription revenue is recognized on a straight-line basis as magazine issues are delivered.

     ADVERTISING COSTS -- Advertising costs, included in operating expenses, are expensed as incurred and were $2,309,000, $2,898,000 and $2,361,000 for the years 1998, 1997 and 1996, respectively.

     FISCAL YEAR -- The Company's fiscal year ends on a Sunday on or near March 31st. The fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996 consisted of 52 weeks each. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

     CASH EQUIVALENTS -- Cash equivalents represent investments with a maturity of three months or less at the time of purchase. Cash equivalents are recorded at cost, which approximates market.

     SHORT-TERM INVESTMENTS -- Short-term investments represent investments with a maturity of greater than three months at the time of purchase. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in interest income. Short-term investments are recorded at cost, which approximates market.

     INVENTORIES -- Inventories consist of new and previously played video games, hardware and accessories and are valued at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. The Company uses the straight-line method of computing depreciation based on the assets' estimated useful lives, which range from three to five years.

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company records impairment losses of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

     OTHER ASSETS -- Included in other assets are costs incurred in leasing and developing new locations and other intangible assets which the Company has capitalized and is amortizing over periods ranging from one to five years. Accumulated amortization was $75,000 at March 29, 1998 and $86,000 at March 30, 1997.

     STOCK OPTIONS -- The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation."

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME PER SHARE -- The Company has adopted the requirements of Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share" and has restated all periods presented. This change did not have a material impact on the computation of net income per share.

     Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share includes the incremental shares assumed issued on the exercise of stock options. Unless otherwise stated, all references to income per share are calculated using the diluted method.

     USE OF ESTIMATES -- Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reporting amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.   FINANCING ARRANGEMENTS

     The Company currently has a $3,000,000 unsecured revolving credit facility with a commercial bank, which seasonally increases to $10,000,000. The interest rate on outstanding borrowings under the facility (81|M/2% at March 29, 1998) is equal to the bank's prime rate. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. There were no outstanding balances under this facility at March 29, 1998 or March 30, 1997.

     Total interest paid, including interest on short-term borrowings and capital leases, was $20,000, $31,000 and $70,000 for the years 1998, 1997 and 1996, respectively.

3.   LEASES

     CAPITAL LEASES -- The Company had no leased equipment under sale/leaseback or lease financing arrangements as of March 29, 1998. All previously leased equipment has been purchased by the Company. Under the Company's previous sale/leaseback transactions, equipment had generally been sold at net book value with no gain or loss recorded. The equipment capitalized under these arrangements and included in property and equipment is as follows:

           (IN THOUSANDS)                           1997
           ----------------------------------------------
           Equipment                               $  696
           Accumulated amortization                  (669)
           ----------------------------------------------
           Net leased equipment                    $   27
           ==============================================

     Amortization of leased assets is included in depreciation and amortization expense.

     Equipment at a cost of $66,000 and $33,000 was acquired in exchange for obligations under capital leases in the years 1997 and 1996, respectively.

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   LEASES (CONTINUED)

     OPERATING LEASES -- The Company has rental commitments for office space, retail space, office equipment and vehicles under non-cancelable operating leases. Most of these leases contain provisions for renewal options and require the Company to pay other lease related costs.

     Future minimum lease payments under non-cancelable operating leases consist of the following:

           (IN THOUSANDS)
           ----------------------------------------------
           1999                                   $ 6,484
           2000                                     5,158
           2001                                     2,729
           2002                                       666
           2003                                       389
           2004 and beyond                            355
           ----------------------------------------------
           Total                                  $15,781
           ==============================================

     Rent expense was $6,215,000, $4,974,000, and $4,677,000 for the years 1998,
1997 and 1996, respectively.

4.   NET PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

           (IN THOUSANDS)                        1998           1997
           -----------------------------------------------------------
           Furniture and fixtures             $   5,914      $   4,273
           Equipment                              8,025          6,634
           Leasehold improvements                 7,341          5,627
           Other                                     64             64
           -----------------------------------------------------------
           Gross property and equipment          21,344         16,598
           Less accumulated depreciation        (13,143)       (10,644)
           -----------------------------------------------------------
           Net property and equipment         $   8,201      $   5,954
           ===========================================================

5.   ACCRUED LIABILITIES CONSIST OF THE FOLLOWING:

           (IN THOUSANDS)                              1998         1997
           ---------------------------------------------------------------
           Purchase credit memos payable             $  1,682     $  1,731
           Employee compensation and related taxes      1,432        1,251
           Sales tax payable                              790          529
           Income tax payable                           1,692          875
           Other accrued liabilities                      623          796
           ---------------------------------------------------------------
           Total accrued liabilities                 $  6,219     $  5,182
           ===============================================================

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK OPTIONS AND WARRANTS

     Under the terms of the Company's various stock option plans, a maximum of 1,150,000 shares of common stock has been reserved for issuance to directors, officers and employees, upon the exercise of stock options. Annually, on May 1st, the Company reserves an additional 1% of the total number of Common Stock shares outstanding at fiscal year end. Subsequent to March 29, 1998, the Company has reserved an additional 61,845 shares for use in its stock option plan. The stock options are exercisable over periods up to ten years from date of grant and include incentive stock options and non-qualified stock options.

     At March 29, 1998 there were 938,893 options outstanding. Options exercisable at the end of years 1998, 1997 and 1996 were 442,961, 335,120 and 176,737, respectively. A summary of stock option transactions is as follows:

                                                 WEIGHTED AVERAGE
                                                  EXERCISE PRICE
                                      SHARES        PER SHARE
     ------------------------------------------------------------
     Outstanding April 2, 1995       583,541         $ 8.49
       Granted                       301,118           4.31
       Exercised                      49,100           1.33
       Canceled                      169,050          11.93
     ------------------------------------------------------------
     Outstanding March 31, 1996      666,509           6.25
       Granted                       286,501           8.03
       Exercised                      94,405           3.13
       Canceled                       58,972           7.61
     ------------------------------------------------------------
     Outstanding March 30, 1997      799,633           7.16
       Granted                       286,936          15.37
       Exercised                     124,771           5.11
       Canceled                       22,905          10.90
     ------------------------------------------------------------
     Outstanding March 29, 1998      938,893         $ 9.85
     ============================================================

     The following table summarizes information concerning outstanding and exercisable options:

                            WEIGHTED
                             AVERAGE      WEIGHTED                  WEIGHTED
 RANGE OF                   REMAINING      AVERAGE                  AVERAGE
 EXERCISE      NUMBER      CONTRACTUAL    EXERCISE       NUMBER     EXERCISE
  PRICES    OUTSTANDING   LIFE (YEARS)      PRICE     EXERCISABLE    PRICE
----------------------------------------------------------------------------

$ 0 - $ 4      78,403          6.10       $   2.54       63,102     $   2.33
$ 4 - $ 8     288,207          6.54           5.67      190,847         5.61
$ 8 - $12     215,799          6.87           9.28      105,933         9.83
$12 - $16     322,984          7.98          14.95       83,079        14.63
$16 - $20      33,500          4.89          17.44            -            -
----------------------------------------------------------------------------
$ 0 - $20     938,893          7.01       $   9.85      442,961     $   7.85
============================================================================

     Pursuant to the initial public offering of the Company's stock, a warrant to purchase 100,000 shares of its common stock at $6.00 per share was issued to the underwriter of the offering and subsequently transferred to certain principals. These warrants were fully exercisable over four years commencing August 1993. All such warrants have been exercised.

     As part of a private placement of promissory notes in May 1992, the Company issued warrants to purchase 30,000 shares of its common stock at $5.00 per share to several investors. The warrants were exercisable for a period of four years, commencing in May 1993. All such warrants have been exercised.

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     In April 1993, the Company granted to a consultant a warrant to purchase 7,000 shares of common stock at $12.75 per share. The warrant was exercisable for a period of five years commencing June 1, 1993. In fiscal 1998, the Company issued 2,748 shares of common stock through the exercise of this warrant.

     In fiscal 1998, the Company issued 124,941 shares of stock through the exercise of stock options at prices ranging from $1.33 to $14.39 per share, generating net proceeds, including tax benefits, of $937,000.

     In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," making the pro forma disclosures of net earnings and earnings per share as if the fair value-based method had been applied. Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. Had compensation cost been recognized based on fair value at the date of grant, the Company's pro forma net income and net income per share would have been as follows:

  (IN THOUSANDS EXCEPT PER SHARE DATA)       1998          1997         1996
  ---------------------------------------------------------------------------
  Net income:
    As reported                            $ 8,270       $ 5,350      $   205
    Pro forma                                7,594         5,038           87
  ---------------------------------------------------------------------------
  Income per common share -- basic:
    As reported                            $  1.35       $  0.90      $  0.03
    Pro forma                                 1.26          0.86         0.02
  ---------------------------------------------------------------------------
  Income per common share -- diluted:
    As reported                            $  1.26       $  0.86      $  0.03
    Pro forma                                 1.17          0.82         0.01
  ---------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                               1998        1997          1996
  ------------------------------------------------------------
  Expected volatility          70.1%        74.4%        74.4%
  Risk-free interest rate       6.0%         6.0%         6.0%
  Expected dividend yield       0.0%         0.0%         0.0%
  Expected life of options   3 Years      3 Years      3 Years
  ------------------------------------------------------------

     The pro forma effect on net income and net income per share is not representative of the pro forma net income in future years as it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

     The weighted average fair value for options with an exercise price equal to market price granted during years 1998, 1997 and 1996 is $7.65, $4.14 and $2.24 per share, respectively. The weighted average fair value for options with an exercise price greater than market price granted during years 1998, 1997 and 1996 is $7.03, $4.30 and $2.23, respectively.

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share," the following table presents a reconciliation of the numerators and denominators of basic and diluted net income per common share for the years 1998, 1997 and 1996:


   (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)          1998             1997            1996
   -------------------------------------------------------------------------------------------------
   Numerator:
    Net income                                         $     8,270      $     5,350      $       205
   =================================================================================================
   Denominator:
    Denominator for basic net income per share --
     weighted average shares                             6,137,161        5,941,744        5,861,682
    Dilutive securities:
     Employee stock options                                435,204          286,886          104,087
   -------------------------------------------------------------------------------------------------
   Denominator for diluted net income per share --
    adjusted weighted average shares                     6,572,365        6,228,630        5,965,769
   =================================================================================================
   Basic net income per share                          $      1.35      $      0.90      $      0.03
   =================================================================================================
   Diluted net income per share                        $      1.26      $      0.86      $      0.03
   =================================================================================================

8.   INCOME TAXES

     Significant components of the provision for income taxes for the years 1998, 1997 and 1996 are as follows:

           (IN THOUSANDS)                 1998        1997        1996
           ------------------------------------------------------------
           Current
            Federal                      $4,346      $2,749      $  392
            State                         1,298         624         201
           ------------------------------------------------------------
           Current tax expense            5,644       3,373         593
           Deferred
            Federal                        (159)       (786)       (160)
            State                           (50)       (178)        (38)
           ------------------------------------------------------------
           Deferred tax expense            (209)       (964)       (198)
           ------------------------------------------------------------
           Net income tax provision      $5,435      $2,409      $  395
           ============================================================

     Deferred income taxes are due to temporary differences between carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes at March 29, 1998 and March 30, 1997, are as follows:

           (IN THOUSANDS)                         1998        1997
           --------------------------------------------------------
           Accrued rent                          $  191      $   66
           Inventories                              431         419
           Depreciation                           1,297       1,107
           Other                                   (194)        (76)
           --------------------------------------------------------
           Net deferred tax asset                $1,725      $1,516
           ========================================================

     The recognized deferred tax asset is based upon expected reversal of certain temporary differences.

     Income taxes of $4,518,000, $2,890,000, and $66,000 were paid in the years 1998, 1997 and 1996, respectively.

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   INCOME TAXES (CONTINUED)

     Reconciliation of the Company's tax rate is as follows:

     (IN THOUSANDS)                                1998        1997        1996
     --------------------------------------------------------------------------
     Expected tax expense                         $4,701      $2,638      $ 204
     State income tax, net of federal benefit        820         294        133
     Change in valuation allowance                     -        (644)        11
     Alternative minimum tax expense                   -           -         18
     Other                                           (86)        121         29
     --------------------------------------------------------------------------
     Net income tax provision                     $5,435      $2,409      $ 395
     ==========================================================================
     Effective tax rate                               40%         31%        66%
     ==========================================================================

                                   FUNCO, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

               COL. A                      COL. B           COL. C          COL. D       COL. E
------------------------------------   --------------   --------------   -----------   ----------
                                                           ADDITIONS      DEDUCTIONS
                                                        --------------   -----------
                                           BALANCE        CHARGED TO                     BALANCE
                                        AT BEGINNING         COSTS                       AT END
             DESCRIPTION                  OF PERIOD      AND EXPENSES      DESCRIBE     OF PERIOD
------------------------------------   --------------   --------------   -----------   ----------
Year ended March 29, 1998:
 Deducted from asset accounts
   Allowance for doubtful accounts          $ 40             $  -          $   11(1)      $ 29
   Inventory reserve                         624                -             270(2)       354
                                            ----             ----          --------       ----
    Total                                   $664             $  -          $  281         $383
                                            ====             ====          ========       ====
Year ended March 30, 1997:
 Deducted from asset accounts
   Allowance for doubtful accounts          $ 17             $ 25          $    2(1)      $ 40
   Inventory reserve                         402              222               -          624
                                            ----             ----          --------       ----
    Total                                   $419             $247          $    2         $664
                                            ====             ====          ========       ====
Year ended March 31, 1996:
 Deducted from asset accounts
   Allowance for doubtful accounts          $ 14             $ 10          $    7(1)      $ 17
   Inventory reserve                         478              186             262(3)       402
                                            ----             ----          --------       ----
    Total                                   $492             $196          $  269         $419
                                            ====             ====          ========       ====

------------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Inventory previously written off was recovered.

(3) Lower of cost or market write down.