Form 10-Q
period 1998-06-28
FUNCO INC
filed 1998-07-30
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 28, 1998
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  __X__   No _____

On July 27, 1998, the registrant had 6,222,107 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------


ITEM 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Income - Quarter ended June 28, 1998 and June 29, 1997..............................................  3

          Consolidated Balance Sheets - June 28, 1998 and March 29, 1998...  4

          Consolidated Statements of Cash Flows - Three months ended
            June 28, 1998 and June 29, 1997 ...............................  5

          Notes to Consolidated Financial Statements ......................  6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................  7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ...... 10

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings................................................ 10

ITEM 6.   Exhibits and Reports on Form 8-K ................................ 10


SIGNATURES ................................................................ 11
----------

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                            Quarter Ended
                                                   ------------------------------
                                                     June 28,           June 29,
                                                       1998               1997
                                                   ------------      ------------
Net sales ...................................      $     32,894      $     24,001
Cost of sales ...............................            21,264            14,589
                                                   ------------      ------------
    Gross profit ............................            11,630             9,412
Operating expenses ..........................             8,402             6,358
General and administrative expenses .........             2,514             2,108
                                                   ------------      ------------
    Operating income ........................               714               946
Interest income .............................               120                79
                                                   ------------      ------------
    Net income before income taxes ..........               834             1,025
Income tax provision ........................               334               390
                                                   ------------      ------------
    Net income ..............................      $        500      $        635
                                                   ============      ============

Basic Net Income Per Share:
---------------------------
Basic net income per share ..................      $       0.08      $       0.10
Weighted average number of common shares ....         6,195,452         6,068,039

Diluted Net Income Per Share:
-----------------------------
Diluted net income per share ................      $       0.08      $       0.10
Weighted average number of common
    and common equivalent shares ............         6,549,895         6,488,590


                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                         June 28,        March 29,
                                                           1998            1998
                                                       -----------      -----------
                                                       (Unaudited)         (Note)
ASSETS
------
Current Assets
   Cash and cash equivalents ....................      $     3,270      $     9,295
   Short-term investment ........................            3,789            1,460
   Accounts receivable ..........................            1,044            2,127
   Inventories ..................................           27,289           21,487
   Prepaid expenses .............................            2,359            1,175
   Current deferred tax asset ...................              603              603
                                                       -----------      -----------
          Total current assets ..................           38,354           36,147

Net property & equipment ........................            7,764            8,201
Long-term deferred tax asset ....................            1,122            1,122
Other assets ....................................              128              156
                                                       -----------      -----------
Total assets ....................................      $    47,368      $    45,626
                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable .............................      $     8,585      $     4,834
   Accrued liabilities ..........................            3,832            6,219
   Deferred revenue .............................              696              892
                                                       -----------      -----------
          Total current liabilities .............           13,113           11,945

Accrued rent ....................................              156              156

Shareholders' Equity
   Common stock (issued: 6,219,250 and 6,184,477)               62               62
   Additional paid-in capital ...................           19,708           19,634
   Retained earnings ............................           14,329           13,829
                                                       -----------      -----------
          Total shareholders' equity ............           34,099           33,525
                                                       -----------      -----------
Total liabilities and shareholders' equity ......      $    47,368      $    45,626
                                                       ===========      ===========

Note: The balance sheet at March 29, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                              -----------------------------
                                                                                June 28,          June 29,
                                                                                  1998              1997
                                                                              -----------       -----------
Operating Activities
   Net income ..........................................................      $       500       $       635
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .....................................              839               782
     Net loss on disposal of property and equipment ....................                6                 8
     Changes in operating assets and liabilities:
       Accounts receivable .............................................            1,083               210
       Inventories .....................................................           (5,802)           (3,215)
       Prepaid expenses ................................................           (1,184)               61
       Accounts payable ................................................            3,751             2,123
       Accrued liabilities .............................................           (2,387)             (270)
       Deferred revenue ................................................             (196)             (160)
                                                                              -----------       -----------
         Net cash provided by (used in) operating activities ...........           (3,390)              174

Investing Activities
   Additions of property and equipment .................................             (380)             (493)
   Increase in other assets ............................................             --                 (26)
   Purchase of short-term investments ..................................           (2,329)             --
                                                                              -----------       -----------
       Net cash used in investing activities ...........................           (2,709)             (519)

Financing Activities
   Payments of obligations under capital leases ........................             --                 (20)
   Net proceeds from issuance of common stock ..........................               74               118
                                                                              -----------       -----------
       Net cash provided by financing activities .......................               74                98

Decrease in cash and cash equivalents ..................................           (6,025)             (247)
Cash and cash equivalents at beginning of period .......................            9,295             8,408
                                                                              -----------       -----------
Cash and cash equivalents at end of period .............................      $     3,270       $     8,161
                                                                              ===========       ===========

                             SEE ACCOMPANYING NOTES.

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Funco, Inc. (the Company) was incorporated in March 1988 and is a leading national specialty retailer of interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND stores. The store strategy is complemented by the Company's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine. The Company operated 252 retail locations at June 28, 1998 compared to 193 retail locations at June 29, 1997.

Note 2. Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31st which completes a 52 or 53 week reporting period. All quarters for fiscal 1999 and 1998 consist of 13 weeks with the following period ending dates:

                                            Ending Date
                             -----------------------------------------
                                     1999                  1998
                             -------------------    ------------------
             First                June 28, 1998          June 29, 1997
             Second          September 27, 1998     September 28, 1997
             Third            December 27, 1998      December 28, 1997
             Fourth              March 28, 1999         March 29, 1998

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

The operating results for the quarter ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ending March 28, 1999 due to the seasonal nature of the Company's business.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 29, 1998.

Note 4. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

                                                                     Quarter Ended
                                                             ----------------------------
                                                               June 28,         June 28,
                                                                 1998             1997
                                                             -----------      -----------
      Numerator:
         Net income ...................................      $   500,000      $   635,000
                                                             ===========      ===========

      Denominator:
         Denominator for basic net income per share -
            weighted average shares ...................        6,195,452        6,068,039

         Dilutive securities:
            Employee stock options ....................          354,444          420,551
                                                             -----------      -----------

         Denominator for diluted net income per share -
            adjusted weighted average shares ..........        6,549,896        6,488,590
                                                             ===========      ===========

      Basic net income per share ......................      $      0.08      $      0.10
                                                             ===========      ===========

      Diluted net income per share ....................      $      0.08      $      0.10
                                                             ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of income expressed as (i) percentage of net sales for the quarter indicated and (ii) percentage changes from the comparable period prior year.

                                                                         Percent
                                                Quarter Ended           Inc (Dec)
                                           -----------------------      ---------
                                           June 28,       June 29,      1999 over
                                             1998           1997          1998
                                           --------       --------      ---------
          Net sales .................         100.0%         100.0%       37.1%
          Cost of sales .............          64.6           60.8        45.8
                                           --------       --------
          Gross profit ..............          35.4           39.2        23.6
          Operating expenses ........          25.5           26.5        32.1
          General and admin. expenses           7.6            8.8        19.3
                                           --------       --------
          Operating income ..........           2.2            3.9       (24.5)
          Interest income ...........           0.4            0.3        51.9
                                           --------       --------
          Net income before taxes ...           2.5            4.3       (18.6)
          Income tax provision ......           1.0            1.6       (14.4)
                                           --------       --------
          Net income ................           1.5%           2.6%      (21.3)%
                                           ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of First Quarter Fiscal 1999 to First Quarter Fiscal 1998

Net sales for the quarter increased from $24,001,000 in 1998 to $32,894,000 in 1999, an increase of 37.1%. The Company operated a total of 252 locations at the end of the quarter this year compared to 193 locations at the end of the same period prior year. Comparable store sales for the quarter increased 14%. Strong sales are attributed to operating a greater number of stores compared to prior year and the continued growth of Sony PlayStation and Nintendo 64 product categories.

Cost of sales for the quarter increased from $14,589,000 in 1998 to $21,264,000 in 1999, an increase of 45.8%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 60.8% in 1998 to 64.6% in 1999. This increase is primarily due to sales mix for the quarter reflecting an increased proportion of new product sales, which are sold with higher cost percentages than previously played product.

Operating expenses for the quarter increased from $6,358,000 in 1998 to $8,402,000 in 1999, an increase of 32.1%. This increase is primarily due to higher store payroll and occupancy expense which occurred as the Company operated a greater number of stores than in the same period prior year. Operating expenses decreased favorably as a percentage of net sales from 26.5% in 1998 to 25.5% in 1999, due to leveraging as net sales increased by 37.1%.

General and administrative expenses for the quarter increased from $2,108,000 in 1998 to $2,514,000 in 1999, an increase of 19.3%. This primarily reflects expense associated with corporate staffing necessary to support the increased number of store locations. General and administrative expenses decreased favorably as a percentage of net sales from 8.8% in 1998 to 7.6% in 1999, due to leveraging as net sales increased by 37.1%.

The Company generated operating income for the quarter of $714,000 compared to $946,000 in the same period prior year, a decrease of 24.5%.

Interest income for the quarter increased from $79,000 in 1998 to $120,000 in 1999, an increase of 51.9%, primarily as the Company maintained a higher level of cash and cash equivalents and short-term investments.

The Company generated net income before income taxes for the quarter of $834,000 compared to net income before income taxes of $1,025,000 in the same period prior year, a decrease of 18.6%. As a result the Company recorded an income tax expense for the quarter of $334,000 compared to an income tax expense of $390,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $500,000, or $0.08 per share, compared to net income of $635,000, or $0.10 per share, for the same period prior year.

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

           Net Sales (in thousands)                     Number of Stores Open at Quarter End
---------------------------------------------       --------------------------------------------
Fiscal                                              Fiscal
Quarter        1999        1998        1997         Quarter       1999        1998        1997
--------     --------    --------    --------       --------    --------    --------    --------
First        $32,894     $24,001     $18,862        First          252         193         173
Second                    26,760      20,415        Second                     215         176
Third                     67,036      46,461        Third                      249         188
Fourth                    45,519      34,817        Fourth                     250         188


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store capital expenditures and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the three months ended June 28, 1998, the Company used $3,390,000 of cash for operating activities primarily for the purchase of inventory, and used $2,709,000 of cash in investing activities, primarily for the purchase of short-term investments. For the three months ended June 29, 1997, the Company generated $174,000 of cash from operating activities and used $519,000 of cash in investing activities.

Subsequent to quarter end, the Company amended and renewed its revolving credit facility. Effective July 1, 1998, the Company has a $3,000,000 unsecured revolving credit facility with a commercial bank, priced at LIBOR plus 250 basis points, seasonally increasing to $10,000,000. The interest rate on borrowings under the facility in place on June 28, 1998, was 8.50%, equal to the bank's prime rate. Had the new facility been in place on June 28, 1998, the interest rate would have been 8.16%. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company currently has no borrowings under this facility.

During fiscal 1999, the Company plans to incur capital expenditures of up to $6,500,000, of which $380,000 has been incurred to date, for new store openings, other store expenditures, enhancements to store and corporate information systems and general corporate purposes. The Company incurred capital expenditures of $5,380,000 in fiscal 1998.

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

new store sites and the Company's ability to finance new store expansion. For further discussion of forward looking statements and factors which can impact the Company's operating results, please refer to the Company's report on Form 10-K for the year ended March 29, 1998, and other Company filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits filed with this Form 10-Q:

                27      Financial Data Schedule

        (b) No report on Form 8-K was filed by the registrant during the quarter ended June 28, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Funco, Inc.
                                          (Registrant)


Date: July 28, 1998                       By:  /s/ David R. Pomije
                                              ----------------------------------
                                               David R. Pomije
                                               Chief Executive Officer


                                          By:  /s/ Robert M. Hiben
                                              ----------------------------------
                                               Robert M. Hiben
                                               Chief Financial Officer