Form 10-Q
period 1998-09-27
FUNCO INC
filed 1998-10-28
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 27, 1998
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes __X__  No ____

On October 26, 1998, the registrant had 5,945,473 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------


ITEM 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Income - Quarter and six months
                ended September 27, 1998 and September 28, 1997 ...........    3

           Consolidated Balance Sheets - September 27, 1998 and March 29,
                1998 ......................................................    4

           Consolidated Statements of Cash Flows - Six months ended
                September 27, 1998 and September 28, 1997 .................    5

           Notes to Consolidated Financial Statements .....................    6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations .................................    7

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk .....   12



PART II - OTHER INFORMATION
---------------------------

ITEM 1.    Legal Proceedings ..............................................   12

ITEM 4.    Submission of Matters to a Vote of Security Holders ............   13

ITEM 5.    Other Information ..............................................   13

ITEM 6.    Exhibits and Reports on Form 8-K ...............................   14


SIGNATURES ................................................................   15
----------


                                    2 of 15

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                       Quarter Ended                      Six Months Ended
                                              -------------------------------     -------------------------------
                                              September 27,     September 28,     September 27,     September 28,
                                                  1998              1997              1998              1997
                                              -------------     -------------     -------------     -------------
Net sales ..............................      $     35,299      $     26,760      $     68,193      $     50,761
Cost of sales ..........................            23,037            16,955            44,301            31,544
                                              ------------      ------------      ------------      ------------
Gross profit ...........................            12,262             9,805            23,892            19,217
Operating expenses .....................             8,919             6,884            17,321            13,242
General and administrative expenses ....             2,501             2,125             5,015             4,233
                                              ------------      ------------      ------------      ------------
Operating income .......................               842               796             1,556             1,742
Interest income ........................                91                66               211               145
                                              ------------      ------------      ------------      ------------
Net income before income taxes .........               933               862             1,767             1,887
Income tax provision ...................               373               327               707               717
                                              ------------      ------------      ------------      ------------
Net income .............................      $        560      $        535      $      1,060      $      1,170
                                              ============      ============      ============      ============

Basic Earnings Per Share:
-------------------------
Basic net income per share .............      $       0.09      $       0.09      $       0.17      $       0.19
Weighted average number of common
shares .................................         6,204,179         6,137,470         6,199,815         6,102,755

Diluted Earnings Per Share:
---------------------------
Diluted net income per share ...........      $       0.09      $       0.08      $       0.16      $       0.18
Weighted average number of common
and common equivalent shares ...........         6,499,990         6,633,441         6,535,181         6,553,335


                             SEE ACCOMPANYING NOTES


                                    3 of 15

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                      September 27,     March 29,
                                                          1998            1998
                                                      ------------     -----------
                                                      (Unaudited)         (Note)
ASSETS
------
Current Assets
  Cash and cash equivalents ....................      $     1,808      $     9,295
  Short-term investments .......................            1,077            1,460
  Accounts receivable ..........................            1,695            2,127
  Inventories ..................................           27,451           21,487
  Prepaid expenses .............................            1,111            1,175
  Current deferred tax asset ...................              603              603
                                                      -----------      -----------
     Total current assets ......................           33,745           36,147

Net property and equipment .....................            8,940            8,201
Long-term deferred tax asset ...................            1,122            1,122
Other assets ...................................              110              156
                                                      -----------      -----------
Total assets ...................................      $    43,917      $    45,626
                                                      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable .............................      $     5,264      $     4,834
  Accrued liabilities ..........................            4,326            6,219
  Deferred revenue .............................              668              892
                                                      -----------      -----------
     Total current liabilities .................           10,258           11,945

Accrued rent ...................................              164              156

Shareholders' Equity
  Common stock (issued: 6,140,490 and 6,184,477)               61               62
  Additional paid-in capital ...................           18,545           19,634
  Retained earnings ............................           14,889           13,829
                                                      -----------      -----------
     Total shareholders' equity ................           33,495           33,525
                                                      -----------      -----------
Total liabilities and shareholders' equity .....      $    43,917      $    45,626
                                                      ===========      ===========

Note: The balance sheet at March 29,1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             SEE ACCOMPANYING NOTES.


                                    4 of 15

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                 --------------------------------
                                                                 September 27,      September 28,
                                                                     1998               1997
                                                                 -------------      -------------
Operating Activities
   Net income ..............................................      $     1,060       $     1,170
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization ........................            1,680             1,520
      Net loss on disposal of property and equipment .......               30                14
      Changes in operating assets and liabilities:
         Accounts receivable ...............................              432              (160)
         Inventories .......................................           (5,964)           (9,075)
         Prepaid expenses ..................................               64            (1,533)
         Accounts payable ..................................              430             6,294
         Accrued liabilities ...............................           (1,885)           (1,034)
         Deferred revenue ..................................             (224)              (91)
                                                                  -----------       -----------
            Net cash used in operating activities ..........           (4,377)           (2,895)

Investing Activities
   Additions of property and equipment .....................           (2,403)           (2,123)
   Increase in other assets ................................             --                 (53)
   Purchase of short-term investments ......................           (1,974)             --
   Sale of short-term investments ..........................            2,357              --
                                                                  -----------       -----------
         Net cash used in investing activities .............           (2,020)           (2,176)

Financing Activities
   Payments of obligations under capital leases ............             --                 (20)
   Payments for repurchase of common stock .................           (1,291)             --
   Net proceeds from issuance of common stock ..............              201               536
                                                                  -----------       -----------
         Net cash provided by (used in) financing activities           (1,090)              516

Decrease in cash and cash equivalents ......................           (7,487)           (4,555)
Cash and cash equivalents at beginning of period ...........            9,295             8,408
                                                                  -----------       -----------
Cash and cash equivalents at end of period .................      $     1,808       $     3,853
                                                                  ===========       ===========

                             SEE ACCOMPANYING NOTES.


                                    5 of 15

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Funco, Inc. (the Company) was incorporated in March 1988 and is a leading national specialty retailer of interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND(R) stores. The store strategy is complemented by the Company's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine. The Company operated 270 retail locations at September 27, 1998, compared to 215 retail locations at September 28, 1997.

Note 2. Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31st which completes a 52 or 53 week reporting period. All quarters for fiscal 1999 and 1998 consist of 13 weeks with the following period ending dates:

                                           Ending Date
                            ------------------------------------------
                                   1999                     1998
                            ------------------      ------------------
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

Due to the seasonal nature of the Company's business, the operating results for the quarter ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending March 28, 1999.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 29, 1998.

Note 4. Common Stock

In the second quarter of fiscal 1999, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company's common stock. During the quarter ended September 27, 1998, the Company repurchased 101,200 shares at an aggregate cost of $1,290,850. Subsequent to September 27, 1998, the Company has repurchased an additional 200,100 shares at an aggregate cost of $2,402,638, increasing the total number of repurchased shares to 301,300.


                                    6 of 15

Note 5. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

                                                                       Quarter Ended                      Six Months Ended
                                                              -------------------------------     -------------------------------
                                                              September 27,     September 28,     September 27,     September 28,
                                                                  1998              1997              1998              1997
                                                              -------------     -------------     -------------     -------------
Numerator:
   Net income ..........................................      $    560,000      $    535,000      $  1,060,000      $  1,170,000
                                                              ============      ============      ============      ============

Denominator:
   Denominator for basic net income per
     share - weighted average shares ...................         6,204,179         6,137,470         6,199,815         6,102,755

Dilutive securities:
   Employee and nonemployee director stock options .....           295,811           495,971           335,366           450,580
                                                              ------------      ------------      ------------      ------------

   Denominator for diluted earnings per share - adjusted
     weighted average shares ...........................         6,499,990         6,633,441         6,535,181         6,553,335
                                                              ============      ============      ============      ============

Basic earnings per share ...............................      $       0.09      $       0.09      $       0.17      $       0.19
                                                              ============      ============      ============      ============

Diluted earnings per share .............................      $       0.09      $       0.08      $       0.16      $       0.18
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

                                                                    Percent                                        Percent
                                           Quarter Ended           Inc (Dec)            Six Months Ended          Inc (Dec)
                                  ------------------------------   ---------     ------------------------------   ---------
                                  September 27,    September 28,   1999 over     September 27,    September 28,   1999 over
                                      1998             1997          1998            1998             1997          1998
                                  -------------    -------------   ---------     -------------    -------------   ---------
Net sales......................      100.0%           100.0%          31.9%          100.0%          100.0%         34.3%
Cost of sales..................       65.3             63.4           35.9            65.0            62.1          40.4
                                  -------------    -------------                 -------------    -------------
Gross profit...................       34.7             36.6           25.1            35.0            37.9          24.3
Operating expenses.............       25.3             25.7           29.6            25.4            26.1          30.8
General and admin. expenses....        7.1              7.9           17.7             7.4             8.3          18.5
                                  -------------    -------------                 -------------    -------------
Operating income...............        2.4              3.0            5.8             2.3             3.4         (10.7)
Interest income................        0.3              0.2           37.9             0.3             0.3          45.5
                                  -------------    -------------                 -------------    -------------
Net income before taxes........        2.6              3.2            8.2             2.6             3.7          (6.4)
Income tax provision...........        1.1              1.2           14.1             1.0             1.4          (1.4)
                                  -------------    -------------                 -------------    -------------
Net income.....................        1.6%             2.0%           4.7%            1.6%            2.3%         (9.4)%
                                  =============    =============                 =============    =============


                                    7 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Second Quarter Fiscal 1999 to Second Quarter Fiscal 1998

Net sales for the quarter increased from $26,760,000 in 1998 to $35,299,000 in 1999, an increase of 31.9%. The Company opened 18 new stores during the quarter and operated a total of 270 locations at the end of the quarter this year compared to 215 locations at the end of the same period prior year. Comparable store sales for the quarter increased 13%. The strong sales increase is primarily due to operating a greater number of stores compared to prior year and continued growth of the Sony PlayStation and Nintendo 64 product categories.

Cost of sales for the quarter increased from $16,955,000 in 1998 to $23,037,000 in 1999, an increase of 35.9%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 63.4% in 1998 to 65.3% in 1999. This increase is primarily due to sales mix for the quarter reflecting an increased proportion of new product sales which are sold at lower gross margin percentages than previously played product.

Operating expenses for the quarter increased from $6,884,000 in 1998 to $8,919,000 in 1999, an increase of 29.6%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 13% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 25.7% in 1998 to 25.3% in 1999, due to leveraging as net sales increased by 31.9%.

General and administrative expenses for the quarter increased from $2,125,000 in 1998 to $2,501,000 in 1999, an increase of 17.7%. This increase occurred to support the store base which grew to 270 locations from 215 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 7.9% in 1998 to 7.1% in 1999, due to leveraging as net sales increased by 31.9%.

The Company generated operating income for the quarter of $842,000 compared to $796,000 in the same period prior year, an increase of 5.8%.

Interest income for the quarter increased from $66,000 in 1998 to $91,000 in 1999, an increase of 37.9%, primarily as the Company maintained a higher level of cash and cash equivalents and short-term investments.

The Company generated net income before income taxes for the quarter of $933,000 compared to net income before income taxes of $862,000 in the same period prior year, an increase of 8.2%. As a result the Company recorded income tax expense for the quarter of $373,000 compared to income tax expense of $327,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $560,000, or $0.09 per share, compared to net income of $535,000, or $0.08 per share, for the same period prior year.

Comparison of Six Month Period Fiscal 1999 to Six Month Period Fiscal 1998

Net sales for the six month period increased from $50,761,000 in 1998 to $68,193,000 in 1999, an increase of 34.3%. The Company opened 21 new stores and closed one store during the six month period and operated a total of 270 locations at the end of the six month period this year compared to 215 locations at the end of


                                    8 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the same period prior year. Comparable store sales for the six month period increased 13%. The strong sales increase is primarily due to operating a greater number of stores compared to prior year and continued growth of the Sony PlayStation and Nintendo 64 product categories.

Cost of sales for the six month period increased from $31,544,000 in 1998 to $44,301,000 in 1999, an increase of 40.4%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 62.1% in 1998 to 65.0% in 1999. This increase is primarily due to sales mix for the six month period reflecting an increased proportion of new product sales which are sold at lower gross margin percentages than previously played product.

Operating expenses for the six month period increased from $13,242,000 in 1998 to $17,321,000 in 1999, an increase of 30.8%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 13% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 26.1% in 1998 to 25.4% in 1999, due to leveraging as net sales increased by 34.3%.

General and administrative expenses for the six month period increased from $4,233,000 in 1998 to $5,015,000 in 1999, an increase of 18.5%. This increase occurred to support the store base which grew to 270 locations from 215 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 8.3% in 1998 to 7.4% in 1999, due to leveraging as net sales increased by 34.3%.

The Company generated operating income for the six month period of $1,556,000 compared to operating income of $1,742,000 in the same period prior year, a decrease of 10.7%.

Interest income for the six month period increased from $145,000 in 1998 to $211,000 in 1999, an increase of 45.5%, primarily as the Company maintained a higher level of cash and cash equivalents and short-term investments.

The Company generated net income before income taxes for the six month period of $1,767,000 compared to net income before income taxes of $1,887,000 in the same period prior year, a decrease of 6.4%. As a result the Company recorded income tax expense for the six month period of $707,000 compared to income tax expense of $717,000 for the same period prior year.

Due to the above factors, the Company generated net income for the six month period of $1,060,000, or $0.16 per share, compared to net income of $1,170,000, or $0.18 per share, for the same period prior year.


                                    9 of 15

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

          Net Sales (in thousands)                   Number of Stores Open at Quarter End
---------------------------------------------     -----------------------------------------
Fiscal                                            Fiscal
Quarter       1999        1998        1997        Quarter       1999       1998       1997
---------   ---------   ---------   ---------     ---------   --------   --------   -------
First        $32,894     $24,001     $18,862      First          252        193        173
Second        35,299      26,760      20,415      Second         270        215        176
Third                     67,036      46,461      Third                     249        188
Fourth                    45,519      34,817      Fourth                    250        188


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store capital expenditures and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the six months ended September 27, 1998, the Company used $4,377,000 of cash for operating activities primarily for the purchase of inventory, and used $2,020,000 of cash in investing activities, primarily for capital expenditures. The Company also used $1,291,000 of cash for the repurchase of 101,200 shares of the Company's common stock. For the six months ended September 28, 1997, the Company used $2,895,000 of cash for operating activities and used $2,176,000 of cash in investing activities.

The Company has a $10,000,000 unsecured credit facility available, representing the seasonally adjusted increase to its $3,000,000 revolving credit facility with a commercial bank. The interest rate on outstanding borrowings under the facility (8.19% at September 27, 1998) is based upon LIBOR plus 250 basis points. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company had no borrowings under this facility at September 27, 1998 and currently has no borrowings.

During fiscal 1999, the Company plans to incur capital expenditures of approximately $6,500,000, of which $2,403,000 has been incurred to date, for new store openings, other store expenditures, enhancements to store and corporate information systems and general corporate purposes. The Company incurred capital expenditures of $5,380,000 in fiscal 1998.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.


                                    10 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 Readiness

The Company's year 2000 Readiness plan is primarily directed towards ensuring that the Company will be able to perform its critical functions: (1) accurately process sale and purchase transactions through its retail, mail order, and web site operations, (2) order and receive merchandise from vendors, (3) make appropriate decisions as to inventory pricing and distribution and (4) assure integrity of business operations, controls and financial reporting.

The Company is involved in an ongoing assessment of year 2000 compliance and is undergoing a company-wide program of adapting its computer systems and applications for the year 2000. Substantially all in-house developed software has been written to be year 2000 compliant. Older systems, some of which are not year 2000 compliant, are in the process of being modified or upgraded. These system upgrades, which include inventory, financial and store point-of-sale systems are designed to be year 2000 compliant and are being undertaken primarily to support the Company's growth and to take advantage of advanced technologies.

The Company plans to begin an assessment of year 2000 issues associated with its various business partners, including vendors and service providers, and intends to work with these third parties to identify and mitigate common risks. The Company also recognizes the potential for year 2000 issues in areas not directly related to its computer systems such as telephone and communication systems, distribution processes, utilities, alarm systems and transportation services. These various third party and non-information technology assessments are scheduled to commence in the current fiscal quarter.

Costs

Costs associated with year 2000 compliance have not been material to date, and costs to achieve year 2000 compliance are expected to be less than $500,000. However, there can be no assurance that costs will not exceed this level. The Company does not expect to incur material costs associated with the use of external resources.

Risks

The variety, nature and complexity of year 2000 issues, the dependence on technical skills and expertise of Company employees and independent contractors and issues associated with the readiness of third parties are factors which could result in the Company's efforts toward year 2000 compliance being less than fully effective.

Failure to properly assess and correct year 2000 issues could result in materially adverse financial consequences through an inability to adequately process retail, mail order or web site transactions, or due to the failure of the Company's systems to provide accurate information for ordering, pricing or distributing merchandise. Accurate financial reporting is dependent upon year 2000 compliance. Failures caused by vendors not being year 2000 compliant could lead to costly delays in receiving product shipments. Year 2000 compliance difficulties on the part of financial institutions could interfere with cash collections, payments and funding for the Company. In addition to the above, the Company believes that other significant risks could be associated with failure of year 2000 compliance by the Company or third parties.


                                    11 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingency Plans

The Company believes that its program of assessment, correction and testing, along with selected system upgrades will enable it to successfully meet the year 2000 challenge. The Company has not formalized a contingency plan at this time and believes that in the event of failures associated with year 2000 compliance, adequate resources could be focused on correcting isolated internal failures. However, there can be no assurance that the Company or its business partners will be year 2000 compliant on a timely basis.

Forward Looking Statements

Forward looking statements contained in this document which directly or indirectly relate to future sales prospects and expansion plans are subject to uncertainties from factors including growth of the industry, competitive environment, general economic conditions, product availability, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion. For further discussion of forward looking statements and factors which can impact the Company's operating results, please refer to the Company's report on Form 10-K for the year ended March 29, 1998, and other Company filings with the Securities and Exchange Commission.

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


                                    12 of 15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Company held its Annual Meeting of Shareholders on July 31,
            1998.

      (b) The Shareholders voted on the election of Directors, each to serve a one year term. The vote was as follows for each of the nominees:

            NAME                 AFFIRMATIVE  AUTHORITY WITHHELD
            -------------------  -----------  ------------------
            David R. Pomije       5,468,327         266,889
            Stanley A. Bodine     5,468,077         267,139
            Richard T. Guidera    5,468,077         267,139
            George E. Mileusnic   5,468,077         267,139
            Patrick J. Ferrell    5,468,077         267,139

      (c) The Shareholders voted on an amendment to the 1993 Stock Option Plan to increase the number of shares reserved for issuance under such plan. The vote was as follows:

            AFFIRMATIVE    AUTHORITY WITHHELD    ABSTENTIONS    BROKER NON-VOTE
            -----------    ------------------    -----------    ---------------
             4,751,047           952,421            20,460           11,288

      (d) The Shareholders also voted on the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year. The vote was as follows:

            AFFIRMATIVE    AUTHORITY WITHHELD    ABSTENTIONS
            -----------    ------------------    -----------
             5,729,477            1,273             4,466

ITEM 5. OTHER INFORMATION

a.    Certain Information Regarding Shareholder Proposals

        Proxy rules of the Securities and Exchange Commission permit shareholders of a company, after timely notice to the company, to present proposals for shareholder consideration for inclusion in the Company's proxy statement unless said proposals can be omitted by the Company in accordance with the proxy rules. The Funco, Inc. 1999 Annual Meeting of Shareholders is expected to be held on or about July 30, 1999, and proxy materials in connection with that annual meeting are expected to be mailed on or about June 25, 1999. In order to be included in the Company's proxy materials for the 1999 Annual Meeting, shareholder proposals prepared in accordance with the proxy rules must be received by the Company on or before February 26, 1999.

        In addition, pursuant to a recent amendment to Commission Rule 14a-4, a shareholder must give notice to the Company prior to May 11, 1999, of any proposal which such shareholder intends to raise at the 1999 Annual Meeting. If the Company receives notice of such proposal after May 11, 1999, the persons named in the proxy solicited by the Company's Board of Directors for the 1999 Annual Meeting may exercise discretionary voting power with respect to such proposal.

        Further, under the Company's Bylaws, for business to be properly brought before the 1999 Annual Meeting, a shareholder must give notice in writing to the Secretary of the Company no later than June 10, 1999. Any proposal not submitted by such date will not be considered at the 1999 Annual Meeting.




                                    13 of 15

b.    Resignation of Director

        Richard T. Guidera has retired from the Board of Directors of the Company with his resignation effective September 25, 1998. Mr. Guidera had been a director since 1992.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits filed with this Form 10-Q:

            3.2   Corporate Bylaws as restated and amended July 31, 1998

            10.1a Amendment to Credit Agreement effective June 30, 1998, by and between the Registrant and Marquette Capital Bank, N.A., and the Amended and Restated Promissory Note

            10.2 Amendment to 1992 Employee Incentive Stock Option Plan as approved by the Board of Directors on July 31, 1998

            10.3 Amendment to Stock Option Plan for Nonemployee Directors as approved by the Board of Directors on July 31, 1998

            10.4  1993 Stock Option Plan as restated and amended on July 31,
                  1998

            27    Financial Data Schedule


      (b) No report on Form 8-K was filed by the registrant during the quarter ended September 27, 1998.


                                    14 of 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Funco, Inc.
                                        (Registrant)

Date: October 27, 1998                  By:  /s/ David R. Pomije
                                            ------------------------------------
                                             David R. Pomije
                                             Chief Executive Officer


                                        By:  /s/ Robert M. Hiben
                                            ------------------------------------
                                             Robert M. Hiben
                                             Chief Financial Officer


                                    15 of 15