Form 10-Q
period 1998-12-27
FUNCO INC
filed 1999-02-12
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 27, 1998
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes        X       No
         -----         -----

On February 11, 1999, the registrant had 5,877,316 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                               PAGE NO.
------------------------------                                                               --------

ITEM 1.             Consolidated Financial Statements (Unaudited)

                    Consolidated Statements of Income - Quarter and nine months ended
                        December 27, 1998 and December 28, 1997...............................    3

                    Consolidated Balance Sheets - December 27, 1998 and March 29, 1998........    4

                    Consolidated Statements of Cash Flows - Nine months ended December 27,
                        1998 and December 28, 1997 ...........................................    5

                    Notes to Consolidated Financial Statements ...............................    6

ITEM 2.             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations ...........................................    7

ITEM 3.             Quantitative and Qualitative Disclosures About Market Risk................   12



PART II - OTHER INFORMATION

ITEM 1.             Legal Proceedings.........................................................   12

ITEM 6.             Exhibits and Reports on Form 8-K..........................................   13


SIGNATURES ...................................................................................   14
----------


                                    2 of 14

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                      Quarter Ended               Nine Months Ended
                                               --------------------------    --------------------------
                                               December 27,   December 28,   December 27,   December 28,
                                                  1998            1997          1998           1997
                                               -----------    -----------    -----------    -----------
Net sales ..................................   $    82,889    $    67,036    $   151,082    $   117,797
Cost of sales ..............................        58,049         46,413        102,350         77,957
                                               -----------    -----------    -----------    -----------
     Gross profit ..........................        24,840         20,623         48,732         39,840
Operating expenses .........................        13,020         11,404         30,341         24,646
General and administrative expenses ........         2,977          2,544          7,992          6,777
                                               -----------    -----------    -----------    -----------
     Operating income ......................         8,843          6,675         10,399          8,417
Interest expense ...........................           (12)           (20)           (12)           (20)
Interest income ............................            36             47            247            192
                                               -----------    -----------    -----------    -----------
     Net income before income taxes ........         8,867          6,702         10,634          8,589
Income tax provision .......................         3,472          2,547          4,179          3,264
                                               -----------    -----------    -----------    -----------
   Net income ..............................   $     5,395    $     4,155    $     6,455    $     5,325
                                               ===========    ===========    ===========    ===========

Basic Earnings Per Share:
Basic net income per share .................   $      0.90    $      0.67    $      1.05    $      0.87
Weighted average number of common shares ...     5,980,275      6,166,361      6,126,635      6,123,957

Diluted Earnings Per Share:
Diluted net income per share ...............   $      0.87    $      0.63    $      1.01    $      0.81
Weighted average number of common and common
equivalent shares ..........................     6,232,506      6,636,688      6,420,311      6,581,316



                             SEE ACCOMPANYING NOTES.



                                    3 of 14

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                   December 27,       March 29,
                                                      1998             1998
                                                   ------------       ---------
                                                   (Unaudited)         (Note)
ASSETS
Current Assets
   Cash and cash equivalents .....................   $19,575          $ 9,295
   Short-term investments ........................         -            1,460
   Accounts receivable ...........................     4,790            2,127
   Inventories ...................................    29,867           21,487
   Prepaid expenses ..............................     1,694            1,175
   Current deferred tax asset ....................       672              603
                                                     -------          -------
     Total current assets ........................    56,598           36,147

Net property and equipment .......................    11,663            8,201
Long-term deferred tax asset .....................     1,009            1,122
Other assets .....................................       105              156
                                                     -------          -------
Total assets .....................................   $69,375          $45,626
                                                     =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable ..............................   $19,431          $ 4,834
   Accrued liabilities ...........................    11,691            6,219
   Deferred revenue ..............................     1,026              892
                                                     -------          -------
     Total current liabilities ...................    32,148           11,945

Accrued rent .....................................       219              156

Shareholders' Equity
   Common stock (issued:  5,987,482 and 6,184,477)        60               62
   Additional paid-in capital ....................    16,664           19,634
   Retained earnings .............................    20,284           13,829
                                                     -------          -------
     Total shareholders' equity ..................    37,008           33,525
                                                     -------          -------
Total liabilities and shareholders' equity .......   $69,375          $45,626
                                                     =======          =======

Note: The balance sheet at March 29, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.






                             SEE ACCOMPANYING NOTES.



                                    4 of 14

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                -----------------------------
                                                                December 27,     December 28,
                                                                   1998            1997
                                                                ------------     ------------
Operating Activities
   Net income ................................................   $  6,455         $  5,325
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...........................      2,589            2,292
     Deferred tax asset ......................................         44             (284)
     Net loss on disposal of property and equipment ..........         72               36
     Changes in operating assets and liabilities:
       Accounts receivable ...................................     (2,663)            (980)
       Inventories ...........................................     (8,380)         (13,885)
       Prepaid expenses ......................................       (519)            (433)
       Accounts payable ......................................     14,597            8,126
       Accrued liabilities ...................................      5,535            3,288
       Deferred revenue ......................................        134              359
                                                                 --------         --------
         Net cash provided by operating activities ...........     17,864            3,844

Investing Activities
   Additions of property and equipment .......................     (6,062)          (4,778)
   Increase in other assets ..................................        (10)             (80)
   Purchase of short-term investments ........................     (4,288)               -
   Sale of short-term investments ............................      5,748                -
                                                                 --------         --------
       Net cash used in investing activities .................     (4,612)          (4,858)

Financing Activities
   Payments of obligations under capital leases ..............          -              (20)
   Payments for repurchase of common stock ...................     (3,693)               -
   Net proceeds from issuance of common stock ................        721              848
                                                                 --------         --------
       Net cash provided by (used in) financing activities ...     (2,972)             828

Increase (decrease) in cash and cash equivalents .............     10,280             (186)
Cash and cash equivalents at beginning of period .............      9,295            8,408
                                                                 --------         --------
Cash and cash equivalents at end of period ...................   $ 19,575         $  8,222
                                                                 ========         ========




                             SEE ACCOMPANYING NOTES.




                                    5 of 14

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988 and is a leading national specialty retailer of interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND(R) stores. The store strategy is complemented by the Company's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine. The Company operated 310 retail locations at December 27, 1998, compared to 249 retail locations at December 28, 1997.

Note 2.  Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31st which completes a 52 or 53 week reporting period. All quarters for fiscal 1999 and 1998 consist of 13 weeks with the following period ending dates:

                                          Ending Date
                       ---------------------------------------------------
                                1999                        1998
                       ------------------------    -----------------------
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

Due to the seasonal nature of the Company's business, the operating results for the quarter ended December 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 1999.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 29, 1998.

Note 4.  Common Stock

In fiscal 1999, the Company's Board of Directors authorized the repurchase of up to 700,000 shares of the Company's common stock. During the quarter ended December 27, 1998, the Company repurchased 200,100 shares at an aggregate cost of $2,402,638. Inclusive of these shares, the Company repurchased a total of 301,300 shares at an aggregate price of $3,693,000 in the nine month period ending December 27, 1998. Subsequent to December 27, 1998, the Company has repurchased an additional 113,500 shares at an aggregate cost of $1,526,709.

                                    6 of 14

Note 5.  Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

                                                          Quarter Ended               Nine Months Ended
                                                   ---------------------------   ---------------------------
                                                   December 27,   December 28,   December 27,   December 28,
                                                       1998           1997           1998           1997
                                                    ----------     ----------     ----------     ----------
Numerator:
   Net income .................................     $5,395,000     $4,155,000     $6,455,000     $5,325,000
                                                    ==========     ==========     ==========     ==========

Denominator:
   Denominator for basic net
    income per share - weighted
    average shares ............................      5,980,275      6,166,361      6,126,635      6,123,957

Dilutive securities:
   Employee and nonemployee director stock
    options ...................................        252,231        470,327        293,676        457,359
                                                    ----------     ----------     ----------     ----------

   Denominator for diluted earnings per share -
    adjusted weighted average shares ..........      6,232,506      6,636,688      6,420,311      6,581,316
                                                    ==========     ==========     ==========     ==========

Basic earnings per share ......................     $     0.90     $     0.67     $     1.05     $     0.87
                                                    ==========     ==========     ==========     ==========


Diluted earnings per share ....................     $     0.87     $     0.63     $     1.01     $     0.81
                                                    ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of income expressed as (i) percentage of net sales for the quarter indicated and (ii) percentage changes from the comparable period prior year.

                                                                       Percent                                          Percent
                                          Quarter Ended               Inc (Dec)           Nine Months Ended            Inc (Dec)
                                 --------------------------------    ------------   -------------------------------    -----------
                                  December 27,     December 28,       1999 over     December 27,     December 28,      1999 over
                                      1998             1997             1998            1998             1997             1998
                                 ---------------   --------------    ------------   --------------   --------------    -----------
Net sales.....................       100.0%            100.0%           23.6%            100.0%          100.0%           28.3%
Cost of sales.................        70.0              69.2            25.1              67.7            66.2            31.3
                                 ---------------   --------------                   --------------   --------------
Gross profit..................        30.0              30.8            20.4              32.3            33.8            22.3
Operating expenses............        15.7              17.0            14.2              20.1            20.9            23.1
General and admin. expenses...         3.6               3.8            17.0               5.3             5.8            17.9
                                 ---------------   --------------                   --------------   --------------
Operating income..............        10.7              10.0            32.5               6.9             7.1            23.5
Interest expense..............         -                 -             (40.0)              -               -             (40.0)
Interest income...............         -                 0.1           (23.4)              0.2             0.2            28.6
                                 ---------------   --------------                   --------------   --------------
Net income before taxes.......        10.7              10.0            32.3               7.0             7.3            23.8
Income tax provision..........         4.2               3.8            36.3               2.8             2.8            28.0
                                 ---------------   --------------                   --------------   --------------
Net income....................         6.5%              6.2%           29.8%              4.3%            4.5%           21.2%
                                 ===============   ==============                   ==============   ==============


                                    7 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Third Quarter Fiscal 1999 to Third Quarter Fiscal 1998

Net sales for the quarter increased from $67,036,000 in 1998 to $82,889,000 in 1999, an increase of 23.6%. The Company opened 40 new stores during the quarter and operated a total of 310 locations at the end of the quarter this year compared to 249 locations at the end of the same period prior year. Comparable store sales for the quarter increased 7%. The strong sales increase is primarily due to operating a greater number of stores compared to prior year and continued growth of the Sony PlayStation and Nintendo 64 product categories.

Cost of sales for the quarter increased from $46,413,000 in 1998 to $58,049,000 in 1999, an increase of 25.1%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 69.2% in 1998 to 70.0% in 1999. This increase is primarily due to a shift in sales mix from previously played product to lower margin new product which accounted for 66% of sales in the quarter compared to 51% one year ago.

Operating expenses for the quarter increased from $11,404,000 in 1998 to $13,020,000 in 1999, an increase of 14.2%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 7% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 17.0% in 1998 to 15.7% in 1999, due to leveraging as net sales increased by 23.6%.

General and administrative expenses for the quarter increased from $2,544,000 in 1998 to $2,977,000 in 1999, an increase of 17.0%. This increase occurred to support the store base which grew to 310 locations from 249 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 3.8% in 1998 to 3.6% in 1999, due to leveraging as net sales increased by 23.6%.

The Company generated operating income for the quarter of $8,843,000 compared to $6,675,000 in the same period prior year, an increase of 32.5%.

The Company generated net income before income taxes for the quarter of $8,867,000 compared to net income before income taxes of $6,702,000 in the same period prior year, an increase of 32.3%. As a result the Company recorded income tax expense for the quarter of $3,472,000 compared to income tax expense of $2,547,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $5,395,000, or $0.87 per share, compared to net income of $4,155,000, or $0.63 per share, for the same period prior year.

Comparison of Nine Month Period Fiscal 1999 to Nine Month Period Fiscal 1998

Net sales for the nine month period increased from $117,797,000 in 1998 to $151,082,000 in 1999, an increase of 28.3%. The Company opened 61 new stores and closed one store during the nine month period and operated a total of 310 locations at the end of the nine month period this year compared to 249 locations at the end of the same period prior year. Comparable store sales for the nine month period increased 10%. The strong sales increase is primarily due to operating a greater number of stores compared to prior year and continued growth of the Sony PlayStation and Nintendo 64 product categories.


                                    8 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost of sales for the nine month period increased from $77,957,000 in 1998 to $102,350,000 in 1999, an increase of 31.3%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 66.2% in 1998 to 67.7% in 1999. This increase is primarily due to a shift in sales mix from previously played product to lower margin new product which accounted for 61% of sales in the nine month period compared to 48% one year ago.

Operating expenses for the nine month period increased from $24,646,000 in 1998 to $30,341,000 in 1999, an increase of 23.1%. This increase is primarily due to higher store payroll expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 10% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 20.9% in 1998 to 20.1% in 1999, due to leveraging as net sales increased by 28.3%.

General and administrative expenses for the nine month period increased from $6,777,000 in 1998 to $7,992,000 in 1999, an increase of 17.9%. This increase occurred to support the store base which grew to 310 locations from 249 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 5.8% in 1998 to 5.3% in 1999, due to leveraging as net sales increased by 28.3%.

The Company generated operating income for the nine month period of $10,399,000 compared to operating income of $8,417,000 in the same period prior year, an increase of 23.5%.

Interest income for the nine month period increased from $192,000 in 1998 to $247,000 in 1999, an increase of 28.6%, primarily as the Company maintained a higher level of cash and cash equivalents and short-term investments.

The Company generated net income before income taxes for the nine month period of $10,634,000 compared to net income before income taxes of $8,589,000 in the same period prior year, an increase of 23.8%. As a result the Company recorded income tax expense for the nine month period of $4,179,000 compared to income tax expense of $3,264,000 for the same period prior year.

Due to the above factors, the Company generated net income for the nine month period of $6,455,000, or $1.01 per share, compared to net income of $5,325,000, or $0.81 per share, for the same period prior year.


                                    9 of 14

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

                 Net Sales (in thousands)                                 Number of Stores Open at Quarter End
------------------------------------------------------------       ----------------------------------------------------
Fiscal                                                              Fiscal
Quarter              1999            1998           1997            Quarter         1999          1998          1997
-------------    -------------    -----------    ------------       ----------    ----------    ----------    ----------
First              $32,894         $24,001         $18,862         First             252           193          173
Second              35,299          26,760          20,415         Second            270           215          176
Third               82,889          67,036          46,461         Third             310           249          188
Fourth                              45,519          34,817         Fourth                          250          188


Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store capital expenditures and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the nine months ended December 27, 1998, the Company generated $17,864,000 of cash from operating activities primarily due to an increase in accounts payable, and used $4,612,000 of cash in investing activities, primarily for capital expenditures. The Company also used $3,693,000 of cash to repurchase 301,300 shares of the Company's common stock. For the nine months ended December 28, 1997, the Company generated $3,844,000 of cash from operating activities and used $4,858,000 of cash in investing activities.

The Company has a $3,000,000 unsecured revolving credit facility with a commercial bank, seasonally increasing to $10,000,000. The interest rate on outstanding borrowings under the facility (7.74% for December 1998) is based upon LIBOR plus 250 basis points. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company had no borrowings under this facility at December 27, 1998 and currently has no borrowings.

During fiscal 1999, the Company plans to incur capital expenditures of approximately $6,500,000, of which $6,062,000 has been incurred to date, for new store openings, other store expenditures, enhancements to store and corporate information systems and general corporate purposes. The Company incurred capital expenditures of $5,380,000 in fiscal 1998.


                                    10 of 14

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

The Company has begun an assessment of year 2000 issues associated with its various business partners, including vendors and service providers, and intends to work with these third parties to identify and mitigate common risks. The Company is also underway in its assessment of year 2000 issues with its telephone and communication systems, distribution processes, utilities, alarm systems and transportation services.

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


                                    11 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contingency Plans

The Company believes that its program of assessment, correction and testing, along with selected system upgrades will enable it to successfully meet the year 2000 challenge. The Company has not formalized a contingency plan at this time and believes that in the event of failures associated with year 2000 compliance, adequate resources could be directed toward correcting isolated internal failures. However, there can be no assurance that the Company or its business partners will be year 2000 compliant on a timely basis.

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


                                    12 of 14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits filed with this Form 10-Q:

                27       Financial Data Schedule


              (b) No report on Form 8-K was filed by the registrant during the quarter ended December 27, 1998.


                                    13 of 14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Funco, Inc.
                                      (Registrant)

Date: February 12, 1999               By:     /s/ David R. Pomije
                                              --------------------------------
                                              David R. Pomije
                                              Chief Executive Officer


                                      By:     /s/ Robert M. Hiben
                                              --------------------------------
                                              Robert M. Hiben
                                              Chief Financial Officer



                                    14 of 14