Form 10-K
period 1999-03-28
FUNCO INC
filed 1999-06-28
CIK 889664

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                -----------------

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 28, 1999

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by nonaffiliates as of June 15, 1999: $101,671,622 (For the purpose of this calculation, only directors and executive officers are considered affiliates.)

Number of shares of Common Stock outstanding as of the close of business on June 15, 1999: 5,954,181

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders, July 30, 1999 ("Proxy Statement") PART III

================================================================================

                                     PART I

                                     ITEM 1.

                                    BUSINESS


GENERAL

     Funco, Inc. (the "Company") was incorporated in March 1988 under the laws of the State of Minnesota. The Company, through its FUNCOLAND(R) stores, is a leading national specialty retailer of new and previously played interactive entertainment products. The Company's product line includes a broad selection of console-based video games, related hardware and accessories, with each store offering approximately 4,000 new and previously played items. Approximately 61% of the Company's retail sales are from new video game products, featuring competitive prices on hot new video game releases. The remaining 39% of the Company's retail sales are from previously played merchandise and are sold at an average of half the price for which these products originally sold. The FUNCOLAND store concept provides consumers an opportunity to sell video games that they no longer play and apply the proceeds toward other previously played or new video game products. The Company emphasizes personalized attention to its customers through its store-based FUNCOLAND Game Advisors and provides game sampling areas to assist the customer in the selection of new and previously played games. At March 28, 1999, the Company operated 312 retail stores in 26 major metropolitan areas. The Company's retail store strategy is complemented by Funco's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine with over 195,000 paid subscribers.

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

     Several years ago, the consumer market for video games was primarily comprised of pre-adolescent and teenage males. However, the demographics of the video game market have expanded due to the increased sophistication of games (both from a content and a technological standpoint) and the fact that individuals introduced to video games in their childhood maintain a strong interest in the sector as they grow older. Overall, the U.S. console-based video game industry has exhibited very strong growth over its relatively short history, increasing at a greater than 23% compound annual growth rate from approximately $500 million in calendar 1986 to $6.3 billion in calendar 1998.

     The console-based video game industry has experienced three major technological advancements that have resulted in the introduction of new hardware platforms. These introductions have come at four to five year intervals. Each subsequent generation has featured improvements in areas including graphics, processing speed and sound, and has achieved a larger installed base than that of the prior generation. As technologies advance, consumers look to the manufacturers to develop gaming systems capable of providing even richer game playing experiences.

     The 8-bit Nintendo system, introduced in 1985, was followed by the 16-bit Sega Genesis and Super Nintendo systems which arrived on the market in 1989 and 1991, respectively. The 32-bit Sega Saturn and Sony PlayStation were introduced in 1995 and the 64-bit Nintendo 64 was introduced in 1996. Each generation of hardware systems has generally followed bell-shaped unit sales curves over their life cycles, with product prices highest in the introduction stage, then declining over time. Software sales increase in conjunction with growth of the installed hardware base and generally peak within a year of each generation's hardware sales peak.

     The industry transition from 8-bit systems to the 16-bit generation occurred between 1989 and 1991, resulting in a slowdown in overall industry revenue growth. The Company was opening its first retail stores at that time and experienced growth and positive operating results during that period. Overall, this industry transition was relatively smooth and the industry continued to grow. Conversely, the transition that occurred in late 1994 and 1995 led to a significant decrease in overall industry revenues, adversely impacting the Company's operations. This severe downturn occurred due to a sharp decline in the appeal of 16-bit product as consumers anticipated the introduction of 32- and 64-bit products which, in relation to expectations, were delayed in reaching the market. Following their introductions, the growing popularity of Sony PlayStation, introduced in late 1995, and Nintendo 64, introduced in 1996, has led the industry to record sales levels, with the Company also achieving record results.

     The Company expects continued advancements in technology and software development to drive long-term industry growth. Industry sources forecast continued sales growth for the current generation of hardware and software in calendar 1999. In addition, the U.S. introduction of the first of the next generation 128-bit hardware platforms, Sega Dreamcast, is planned for September 1999. Both Sony and Nintendo have indicated plans for next generation system introductions beginning in calendar 2000. The new Sony PlayStation is expected to be backwards compatible, meaning that current generation PlayStation software will be playable on it. The Company believes that the upcoming industry transition will be relatively smooth as the introduction of new hardware platforms occurs while sales of current generation products remain strong. Additional factors signaling a smoother transition include (1) the strength and market leadership of Sony and Nintendo, (2) expected backwards compatability of the new Sony PlayStation, (3) indications of new, dedicated production facilities for the new Sony PlayStation, (4) expanding consumer demographics, and (5) anticipated pricing below that of previous generation hardware introductions.

     The launch of Sega Dreamcast and competitive responses from the industry leaders, Sony and Nintendo, can be expected to significantly impact the industry for the first few years of the 21st century. Failure of the industry to periodically introduce exciting new hardware systems and compelling software acceptable to consumers could lead to future industry downturns and could affect the Company's operations.

COMPANY STRATEGY

     The Company's primary goal is to strengthen its position as a leading provider of new and previously played interactive entertainment. During fiscal 2000, the Company's primary emphasis will be on increasing its store base and profitability. The Company's retail store expansion strategy includes adding stores in its existing markets as well as selectively evaluating and entering new markets. In future years, the Company expects to further enhance its position through increases in both the number of FUNCOLAND stores and the number of metropolitan areas in which the stores are located. The Company targets selected metropolitan areas based on market size, demographics and competitive factors.

     The Company believes it has achieved and will continue to achieve substantial economies in the areas of marketing and advertising, product distribution, store interior build-outs and lease terms as a result of implementing a rapid, multiple-site rollout strategy in selected metropolitan areas. This strategy positions the Company as the leading retailer of previously played video game merchandise in a given metropolitan area, enabling it to compete more effectively against generally smaller competitors. The Company's aggressive expansion strategy has also contributed to the Company's rapidly growing market share in the new product category.

     The Company intends to capitalize on its position as the leading specialty retailer focused on the console-based video game industry by rapidly expanding its Internet sales through the FUNCOLAND SUPERSTORE Web site. The Web site provides consumers an exciting means of direct on-line shopping for both new and previously played video game products, attracting visitors with its game tips and other gaming content. The Web site also acts as a promotional tool to drive customer traffic to the Company's retail outlets via an interactive store directory.

     The Company also plans to grow the GAME INFORMER subscriber base, increase advertising revenues and utilize the publication's content and industry expertise to enhance both the FUNCOLAND SUPERSTORE Web site and its retail operations. The Company believes that it can significantly increase readership by promoting the magazine to an expanding target customer demographic through a growing base of stores. GAME INFORMER also provides sought-after content that draws on-line shoppers to the FUNCOLAND SUPERSTORE Web site.

MERCHANDISING

     The Company's stores offer substantial value to the video game consumer by providing a broad selection of previously played video game merchandise at approximately half the price for which these games were originally sold; an opportunity to sell video game products that they no longer play and to apply the proceeds towards the purchase of other video game merchandise; and a broad selection of new video game products featuring hot new releases at competitive prices.

     The Company's net sales are generated primarily through the sale of a broad selection of Sony PlayStation, Nintendo and Sega video games, hardware and accessories. Previously played product (Funco's specialty niche) currently represents approximately 39% of sales, but generates approximately 48% of the Company's gross margin dollars. To assure customers that they will not sacrifice quality or performance, the Company provides limited warranties on its previously played products. The Company's previously played video game selection includes the newer 32- and 64-bit product categories, as well as the older 8- and 16-bit product categories. Because manufacturers generally limit the number of game cartridges or CD's produced for any given game title, after a time, many older titles offered by the Company are unavailable through retailers of exclusively new merchandise. The majority of the Company's top selling previously played games, as measured by unit sales, are no longer readily available new. The Company's inventory of individual titles is frequently modified to adapt to changing consumer preferences for particular games, game systems and categories of games. Games fall into one of several categories including sports, adventure, action, role playing and family games.

     The Company provides the opportunity for video game consumers to sell video game merchandise in exchange for store credit or a check from corporate headquarters. The price the Company will pay for each item of previously played merchandise is posted in the stores and is periodically adjusted, providing video game enthusiasts a reason to stop in on a regular basis. By maintaining a secondary market for video games and equipment, the Company reduces the overall cost of playing video games and encourages the purchase of new games and upgrades to more advanced systems. The Company believes that this active secondary market helps to expand consumer interest in video games and increases overall purchases of video games and equipment.

PRODUCT SUPPLY

     The Company purchases new interactive entertainment hardware, software and accessories from the industry's leading licensees and manufacturers and generally has achieved top ten account status with these vendors, indicative of the Company's market share position and growth. The Company has established strong relationships within the industry and has successfully participated in the launch of many new products. Vendors support the FUNCOLAND previously played concept because it promotes interest in the video game industry, introduces the category to customers unable to afford higher new game prices and offers video game enthusiasts the opportunity to sell older games, providing liquidity to stimulate new game purchases. Because the Company is a significant retailer of these vendors' new games, the Company receives cooperative advertising funds and immediate access to hot new game releases, which tend to drive store traffic. The Company expects that new product quality, pricing, availability, acceptance and market penetration will affect future operating results.

     The Company obtains most of its previously played inventory from its customers, primarily from purchases made in its retail operations. Over the last nine years the Company has developed and utilized a model to manage its previously played inventory and to maintain the desired mix of product. The Company adjusts the price that it pays for each item of previously played merchandise (the "bid" price) regularly and currently adjusts its selling price (the "ask" price) on a monthly basis. All purchase and selling prices are determined by corporate management and are not subject to change at the store level. By adjusting these bid and ask prices, the Company strives to maintain substantial company-wide control over both its inventory levels, as well as its gross margins, on an item-by-item basis.

     Through its bid/ask model, the Company accumulates inventory to stock new stores as they open and to meet seasonal demands. All new stores are initially set up with inventory shipped from the Company's central distribution center. This start-up inventory includes previously played merchandise accumulated from customers at the store level as well as new products purchased directly from video game licensees and manufacturers. Once a store opens, approximately 80% of its previously played stock needs are satisfied by merchandise purchased from the store's local customer trading base, with the remainder supplied by the Company's distribution center. Periodic pull-backs of inventory from the Company's stores to the distribution center provide merchandise for store-to-store stock balancing and new store openings.

STORE LOCATIONS AND SITE SELECTION

     At March 28, 1999, the Company operated 312 FUNCOLAND stores in 26 metropolitan markets. The number of stores open in these markets at each respective year end date is summarized below:

                                        MARCH 28,     MARCH 29,     MARCH 30,     MARCH 31,     APRIL 2,
                                           1999          1998          1997          1996         1995
                                        ---------     ---------     ---------     ---------     --------
Central Region:
 Minneapolis .......................        15            15            14            13           13
 Dallas ............................        13            12            12            12           14
 Houston ...........................         8             8             8             7            9
 Chicago ...........................        32            31            30            30           34
 Milwaukee .........................         8             8             6             6            6
 Detroit ...........................        28            28            24            21           21
 Kansas City .......................         5             5             5             5            5
 Columbus ..........................         4             4             -             -            -
 Indianapolis ......................         4             4             -             -            -
 Louisville ........................         7             4             -             -            -
 St. Louis .........................         5             5             -             -            -
 Cincinnati ........................         6             5             -             -            -
 Cleveland .........................        12             2             -             -            -
 Austin/San Antonio ................         6             -             -             -            -
 Memphis ...........................         4             -             -             -            -
 Nashville .........................         3             -             -             -            -
 Pittsburgh ........................         3             -             -             -            -
                                           ---           ---           ---           ---          ---
Subtotal Central Region ............       163           131            99            94          102

East Coast Region:
 New York ..........................        41            39            36            37           38
 Philadelphia ......................        21            21            16            15           16
 Baltimore/Washington, DC ..........        20            18            15            16           16
 Boston ............................        18            15            13            11           10
 Virginia Beach/Richmond ...........         7             -             -             -            -
                                           ---           ---           ---           ---          ---
Subtotal East Coast Region .........       107            93            80            79           80

West Coast Region:
 San Francisco .....................        13            12             9             -            -
 Sacramento ........................         8             6             -             -            -
 Seattle ...........................        10             8             -             -            -
 Los Angeles .......................        11             -             -             -            -
                                           ---           ---           ---           ---          ---
Subtotal West Coast Region .........        42            26             9             -            -
                                           ---           ---           ---           ---          ---
Total Stores .......................       312           250           188           173          182
                                           ===           ===           ===           ===          ===

     FUNCOLAND stores are generally located in high traffic "power strip centers" near major regional malls or in high-density retail areas. These locations provide visibility, easy access and high traffic counts. The Company targets centers that are well recognized, well maintained and have a balanced tenant mix.

STORE LAYOUT AND DESIGN

     FUNCOLAND stores range in size from 1,000 to 3,000 square feet, with the average store containing approximately 1,650 square feet. The basic design of a FUNCOLAND store is generally consistent throughout the Company and is intended to create a bright and colorful shopping environment with well-merchandised shelves emphasizing the store's broad product selection. Stores are equipped with several television monitors that display operating video games, creating an environment conducive to video game purchase. Each store is also equipped with several video game sampling areas that provide the consumer the opportunity to play games before purchase.

FUNCOLAND SUPERSTORE WEB SITE

     The Company operates the FUNCOLAND SUPERSTORE Web site, www.funcoland.com, which provides consumers an exciting means of secure, direct on-line shopping for new and previously played video game products. The Company's site features an interactive database of approximately 5,000 items for sale including software, hardware, accessories, movies and other related products. The Company recently expanded the Superstore offerings to include new PC entertainment software titles and also began offering both new and previously played products as a charter merchant of Amazon.com Auctions. The Superstore site attracts visitors with schedules of new game arrivals, reviews of new and classic games, game tips and other compelling content. The Web site also acts as a promotional tool to drive customer traffic to the Company's retail outlets via an interactive store directory. Internet sales have grown dramatically since the launch of the Web site, increasing more than 424% to $1,572,000 in fiscal 1999 from $300,000 in fiscal 1998. The Company's Internet operations are profitable at the current level of sales. The Company expects continued strong growth in Internet sales.

MAIL ORDER

     The Company's mail order operation is primarily engaged in selling video games and related equipment from its headquarters in Eden Prairie, Minnesota. The Company mails a bi-monthly video game catalog to approximately 60,000 customers who generally live in geographic areas not served by FUNCOLAND retail stores. In addition, the Company places direct response advertising in several leading video game magazines. Mail order transactions accounted for approximately 1% of total sales in fiscal 1999.

GAME INFORMER MAGAZINE

     The Company publishes GAME INFORMER, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in interactive entertainment. For its March 1999 issue, the magazine had more than 195,000 paid subscribers. The magazine is sold via subscription and through displays in FUNCOLAND retail stores. Revenues are also generated through the sale of advertising space. GAME INFORMER is published by Sunrise Publications, Inc., a wholly-owned subsidiary of Funco, Inc. Video game enthusiasts can also access the popular content of GAME INFORMER magazine through the FUNCOLAND SUPERSTORE as well as the dedicated GAME INFORMER Web site at www.gameinformer.com.

COMPETITION

     The console-based video game retailing business currently can be categorized into the following segments: mass merchandisers such as Target, Wal-Mart and Kmart; national retail chains that specialize in computer software such as Babbage's Etc. and Electronics Boutique; toy retailers including Toys "R" Us and KB Toys; consumer electronics superstores such as Best Buy and Circuit City; department store chains and other entertainment product retailers. Each of these segments historically has played a different role in the life cycle of video game products, with specialty retailers being the most important channel at a product's launch and mass merchants and consumer electronics retailers increasing in importance over time as a product's price decreases.

     A number of competitors, including Babbage's Etc. and Electronics Boutique, also feature trade-in opportunities through which consumers are able to realize value for their previously played product. These retailers then sell the previously played product in their stores. There can be no assurance that these competing retailers, many of whom have substantially greater resources than the Company, will not move more aggressively into the previously played market, thereby becoming direct competitors in both the new and previously played categories. Additionally, retailers which deeply discount new merchandise may also compete on price with Funco's previously played products.

     Previously played video game merchandise is sold primarily through regional and local companies, although, as described above, Babbage's Etc. and Electronics Boutique also participate in the purchase and sale of previously played products. With 312 stores in 26 metropolitan areas at March 28, 1999, the Company is the nation's leading specialty retailer focusing largely on previously played product. The Company is aware of a limited number of smaller companies with stores in the United States, including It's About Games and MicroPlay, that buy and sell previously played video games through company-owned and franchised stores. In addition to competing with these specialty retail operations in its current geographic markets, the Company frequently competes with smaller businesses which buy and sell previously played video game merchandise.

     The Company also competes with movie/video rental outlets such as Blockbuster and Hollywood Video that rent or sell new or previously played games. For some consumers, renting a video game for multiple day rates is an alternative to buying new or previously played games. The Company believes that video game rental outlets historically have not been substantial competitors of the Company and that they have, in fact, supported the sale of video game products by maintaining consumer interest in interactive home entertainment and by providing consumers the opportunity to sample games and systems before purchase. However, there can be no assurance that the rental or sale of video games in these rental outlets will not become a significant source of competition to the Company in the future. Hollywood Video has publicly stated an intent to significantly expand their presence in the video game category.

     Due to the strength of the interactive entertainment industry over the past three years, the Company believes that both existing competitors and new entrants may intensify competitive efforts. The Company may be required to compete with other retailers in its existing markets, as it expands into new markets, and on the Internet. The Company believes that it competes on the basis of broad selection, price, customer service and convenience and that it measures favorably against competition with respect to these factors.

     To date, video games and equipment have been distributed primarily through retail stores. Other distribution channels for interactive entertainment include on-line retailing and gaming over the Internet. Although the Company believes that alternate delivery systems tend to broaden exposure and promote interactive entertainment, there can be no assurance that any such means of distributing games will not reduce sales of interactive video games and equipment through the Company's retail stores. Any such reduction could materially adversely affect the Company's operating results and financial condition.

     The market for interactive entertainment products is characterized by rapidly changing technology and user preferences, evolving industry standards and frequent new product introductions. Game systems introduced in the past four years include Sega Saturn, Sony PlayStation and Nintendo 64. Of these, Sony PlayStation and Nintendo 64 currently dominate the market. The first of the next generation systems, Sega Dreamcast, is scheduled for U.S. introduction in September 1999, with new offerings from Sony and Nintendo expected in calendar 2000 and 2001. Although the Company believes that its concept of creating a secondary market for previously played games and equipment applies to the systems currently on the market, there can be no assurance that future systems and technology will gain market acceptance with consumers or that the Company can successfully operate a secondary market for such future products.

TRADEMARKS AND SERVICE MARKS

     FUNCOLAND(R), FUNCO LAND(R), FUNCO(R), GAME INFORMER(R), EXPERIENCE THE FUN AT FUNCOLAND(R), FUNCOLAND YOUR SOURCE FOR INTERACTIVE ENTERTAINMENT(R), BRING HOME THE FUN(R), FUNCOLAND FUN CLUB(R), AMERICA'S PLACE TO SHOP FOR VIDEO GAMES(R), FUNCOLAND NATIONAL VIDEO GAME CHAMPIONSHIPS(R), SUNRISE PUBLICATIONS(R), FUNCOLAND, PLUS DESIGN(R) (claim of colors) and MORE VIDEO GAMES AT HALF THE PRICE(R) have been registered as trademarks and service marks by the Company with the United States Patent and Trademark Office (the "USPTO"). The Company believes these trademarks and service marks are of considerable value to its business and important to its marketing efforts.

EMPLOYEES

     At March 28, 1999, the Company had 867 full-time employees, including 189 corporate and administrative personnel and 678 store personnel, and 980 part-time employees. During seasonal peak periods, the Company adds temporary part-time employees.

                                     ITEM 2.

                                   PROPERTIES

     All of the Company's retail stores are leased. Leases typically provide for an initial three-year term, with varying options for renewal. The Company operated 312 locations at March 28, 1999, which included 13 leases under negotiation. The Company's remaining retail store leases effective as of March 28, 1999 expire as follows:

                            DURING          NUMBER OF
                         FISCAL YEAR     EXPIRING LEASES
                         -----------     ---------------

                             2000               63
                             2001              109
                             2002               76
                             2003               22
                             2004               23
                          Thereafter             6

     For information regarding minimum lease payments, see Note 3 of Notes to Consolidated Financial Statements. The Company believes that the termination of any particular lease would not have a material adverse effect on its business and that similar locations on comparable terms would be available within the same or in a contiguous market area.

     In addition to its retail outlets, the Company leases a 50,000 square foot distribution and office facility in Eden Prairie, Minnesota, where its corporate headquarters is also located. Subsequent to fiscal year end, the Company has leased an additional 8,000 square feet for its distribution center and office facility. This lease expires June 30, 2002. The Company has a three-year renewal option for this space.

                                     ITEM 3.

                                LEGAL PROCEEDINGS

     The Company and its Chief Executive Officer were named as defendants in a civil lawsuit filed on August 17, 1995 in the United States District Court, District of Minnesota, entitled Christopher Cannon v. Funco, Inc. and David R. Pomije. The plaintiff purported to represent a class of all purchasers of the Company's common stock during the putative class period May 18, 1994 through December 15, 1994. On October 18, 1996 the court dismissed the state common law claims with prejudice and dismissed the federal securities claims without prejudice, giving the plaintiff leave to file an Amended Complaint.

     The plaintiff filed an Amended Complaint on January 6, 1997, a similarly styled class action lawsuit, alleging the Company's share price was artificially inflated, asserting various claims under the Securities Exchange Act of 1934, as amended, seeking damages in an unspecified amount plus costs and attorney's fees.

     A settlement agreement was negotiated between the parties and was approved by the court on April 30, 1999. The settlement had no material impact on the Company's results of operations, financial condition or liquidity.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security-holders during the quarter ended March 28, 1999.

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

                            1999 Fiscal Quarter                    1998 Fiscal Quarter
                    ------------------------------------    -----------------------------------
                          High               Low                  High              Low
                    ----------------- ------------------    ----------------- -----------------
First                    $19 1/4           $12 5/16              $19               $13 1/4
Second                    17 11/16          11 5/16               23                18 1/8
Third                     18 1/4            10 3/16               24                13 1/4
Fourth                    18 7/8            12                    18 7/8            13 1/8

     At June 15, 1999, there were 5,954,181 shares of common stock outstanding, held by 182 shareholders of record. The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Under the Company's current bank credit agreement, the Company is prohibited from paying dividends.

                                     ITEM 6.

                      SELECTED CONSOLIDATED FINANCIAL DATA
      (in thousands, except share and per share data and number of stores)

                                                                        YEAR ENDED
                                             -----------------------------------------------------------------
                                             MARCH 28,     MARCH 29,     MARCH 30,     MARCH 31,      APRIL 2,
                                                1999          1998          1997          1996          1995
                                             ---------     ---------     ---------     ---------      --------
Statements of Operations Data
Net sales ................................  $  206,673    $  163,316    $  120,555    $   81,382    $   80,365
Net income (loss) ........................  $    9,710    $    8,270    $    5,350    $      205    $   (1,275)
Net income (loss) per share, basic .......  $     1.60    $     1.35    $     0.90    $     0.03    $    (0.22)
Weighted average number of shares,
 basic ...................................   6,077,986     6,137,161     5,941,744     5,861,682     5,786,719
Net income (loss) per share, diluted .....  $     1.53    $     1.26    $     0.86    $     0.03    $    (0.22)
Weighted average number of shares,
 diluted .................................   6,353,311     6,572,365     6,228,630     5,965,769     5,786,719
Stores open at end of year ...............         312           250           188           173           182

Balance Sheet Data
Total assets .............................  $   55,140    $   45,626    $   31,745    $   25,668    $   23,160
Long-term obligations ....................  $      213    $      156    $       91    $      115    $      485
Shareholders' equity .....................  $   38,836    $   33,525    $   24,318    $   18,071    $   17,800

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes beginning on page 19 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 hereof.


                                     ITEM 7.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

     The Company has grown from three retail stores at the end of fiscal 1991 to 312 at the end of fiscal 1999. The Company has 163 stores in the Central Region, which includes Minneapolis, Dallas, Houston, Chicago, Milwaukee, Detroit, Kansas City, Columbus, Indianapolis, Louisville, St. Louis, Cincinnati, Cleveland, Austin/San Antonio, Memphis, Nashville and Pittsburgh; 107 stores in the East Coast Region, which includes New York, Philadelphia, Baltimore/Washington, D.C., Boston and Virginia Beach/Richmond; and 42 stores in the West Coast Region, which includes San Francisco, Sacramento, Seattle and Los Angeles.

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

     In addition to seasonality, key factors affecting net sales and profitability include the number of stores in operation and their relative maturities, new store openings, location of stores and customer demographics, merchandise selection, new product acceptance, competition and effectiveness of marketing techniques.

     Management believes that most new stores will attain mature store sales levels in their second full year of operation and thereafter may experience only modest year-to-year sales growth. No assurance can be given, however, that new stores will achieve, or that mature stores will sustain, desired operating results and profitability. In addition, there can be no assurance of maintaining sales and profitability at the levels achieved during fiscal 1999.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the statements of income expressed as percentages of net sales for the years indicated and percentage changes from the prior year:

                                                                                            PERCENTAGE
                                                         YEAR ENDED                     INCREASE/DECREASE
                                            -------------------------------------     -----------------------
                                            MARCH 28,     MARCH 29,     MARCH 30,     1999 OVER     1998 OVER
                                               1999          1998          1997          1998         1997
                                            ---------     ---------     ---------     ---------     ---------
Net sales ..............................       100.0%        100.0%        100.0%        26.5%         35.5%
Cost of sales ..........................        67.1          65.3          63.1         30.1          40.1
                                               -----         -----         -----
Gross profit ...........................        32.9          34.7          36.9         19.9          27.6
Operating expenses .....................        20.2          20.7          23.4         23.8          19.4
General and administrative expenses.....         5.1           5.8           7.1         11.3          10.7
                                               -----         -----         -----
Operating income .......................         7.5           8.2           6.3         16.2          77.1
Interest expense .......................           -             -             -        (40.0)        (35.5)
Interest income ........................         0.2           0.2           0.2         41.4          42.5
Income tax provision ...................         3.0           3.3           2.0         15.8         125.6
                                               -----         -----         -----
Net income .............................         4.7%          5.1%          4.4%        17.4%         54.6%
                                               =====         =====         =====

COMPARISON OF FISCAL 1999 TO FISCAL 1998

     The Company derived 98% of its fiscal 1999 net sales from retail operations, which include the Company's mail order and Web site operations. The balance of net sales was attributable to the publication of GAME INFORMER magazine. Net sales increased from $163,316,000 in fiscal 1998 to $206,673,000 in fiscal 1999, an increase of 26.5%. The Company operated 312 stores at the end of fiscal 1999 compared to 250 stores at the end of fiscal 1998. During fiscal 1999, the Company opened 64 new stores while closing 2 locations. Comparable stores sales for fiscal 1999 increased 9%. The strong sales increase is primarily due to operating a greater number of stores compared to the prior year and continued growth of Sony PlayStation, Nintendo 64 and Game Boy product categories.

     Cost of sales increased from $106,628,000 in fiscal 1998 to $138,693,000 in fiscal 1999, an increase of 30.1%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 65.3% in 1998 to 67.1% in 1999. This increase is primarily due to a shift in sales mix from previously played product to lower margin new product which accounted for 61% of sales in fiscal 1999 compared to 48% in fiscal 1998.

     Operating expenses increased from $33,746,000 in fiscal 1998 to $41,792,000 in fiscal 1999, an increase of 23.8%. This increase is primarily due to higher store payroll and occupancy expense related to the increased number of locations compared to prior year and also to support the 9% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 20.7% in 1998 to 20.2% in 1999, the result of leveraging certain costs over a larger sales base.

     General and administrative expenses increased from $9,512,000 in fiscal 1998 to $10,587,000 in fiscal 1999, an increase of 11.3%. This increase is primarily due to increased payroll to support corporate functions for a growing number of stores. General and administrative expenses decreased favorably as a percentage of net sales from 5.8% in 1998 to 5.1% in 1999, the result of leveraging certain costs over a larger sales base.

     The Company generated operating income of $15,601,000 in fiscal 1999 compared to operating income of $13,430,000 in fiscal 1998, an increase of 16.2%.

     Interest expense decreased from $20,000 in fiscal 1998 to $12,000 in fiscal 1999, a decrease of 40.0%, as the Company reduced borrowings on its line of credit compared to prior year.

     Interest income increased from $295,000 in fiscal 1998 to $417,000 in fiscal 1999, an increase of 41.4%, primarily as the Company maintained a higher level of cash and cash equivalents and short-term investments throughout most of fiscal 1999, as compared to fiscal 1998.

     The Company generated net income before taxes of $16,006,000 in fiscal 1999 compared to net income before income taxes of $13,705,000 in fiscal 1998, an increase of 16.8%. As a result, the Company recorded income tax expense of $6,296,000 in fiscal 1999 compared to income tax expense of $5,435,000 in fiscal 1998.

     Due to the above factors, the Company generated net income of $9,710,000 in fiscal 1999, or $1.53 per share, compared to net income of $8,270,000, or $1.26 per share in fiscal 1998.

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

     Cost of sales increased from $76,119,000 in fiscal 1997 to $106,628,000 during fiscal 1998, an increase of 40.1%. The dollar increase in cost of sales was primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 63.1% in 1997 to 65.3% in 1998. This increase occurred primarily as sales mix for fiscal 1998 included proportionately higher sales of 32- and 64-bit products, which are currently sold at higher cost percentages than earlier generation product offerings.

     Operating expenses increased from $28,261,000 in fiscal 1997 to $33,746,000 in fiscal 1998, an increase of 19.4%. This increase was primarily due to higher store payroll and occupancy expense related to the increased number of locations compared to prior year. Operating expenses as a percentage of net sales decreased from 23.4% in fiscal 1997 to 20.7% in fiscal 1998, the result of improved sales leveraging.

     General and administrative expenses increased from $8,592,000 in fiscal 1997 to $9,512,000 in fiscal 1998, an increase of 10.7%. The dollar increase was primarily due to increased payroll to support corporate functions for a growing number of stores. General and administrative expenses decreased as a percentage of net sales from 7.1% in fiscal 1997 to 5.8% in fiscal 1998, the result of improved sales leveraging.

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

     The Company reported an income tax provision of $5,435,000 in fiscal 1998 compared to $2,409,000 in fiscal 1997, as the Company generated net income before taxes of $13,705,000 in fiscal 1998 compared to $7,759,000 in fiscal 1997. The effective tax rate increased primarily as the Company had reversed a significant valuation allowance in fiscal 1997, which had favorably impacted the fiscal 1997 tax provision.

     As a result of the above factors, the Company generated net income of $8,270,000, or $1.26 per share in fiscal 1998 compared to $5,350,000, or $0.86 per share in fiscal 1997.

SEASONALITY AND QUARTERLY RESULTS

     The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. For the 248 stores operating the full 12 months in fiscal 1999, 36% of net sales occurred in the first half of the year with 64% in the second half of the year. Accordingly, annual profitability is heavily dependent on third and fourth quarter net sales. In addition to sales seasonality, the Company's quarterly results are also impacted by factors including new product introductions and the number and timing of new store openings. Growth of the store base may obscure the impact of seasonal influences. Because of the seasonality of the Company's business and factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

     Net sales, gross profit, operating income, net income and basic and diluted income per share for the past eight fiscal quarters, together with the number of stores open at the end of each quarter, are presented in the following table:

                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA AND NUMBER OF STORES)
                                                      FISCAL 1999                                FISCAL 1998
                                       ----------------------------------------    ----------------------------------------
                                         1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       -------    -------    -------    -------    -------    -------    -------    -------
Net sales ..........................   $32,894    $35,299    $82,889    $55,591    $24,001    $26,760    $67,036    $45,519
Gross profit .......................   $11,630    $12,262    $24,840    $19,248    $ 9,412    $ 9,805    $20,623    $16,848
Operating income ...................   $   714    $   842    $ 8,843    $ 5,202    $   946    $   796    $ 6,675    $ 5,013
Net income .........................   $   500    $   560    $ 5,395    $ 3,255    $   635    $   535    $ 4,155    $ 2,945

Basic income per share .............   $  0.08    $  0.09    $  0.90    $  0.55    $  0.10    $  0.09    $  0.67    $  0.48
Diluted income per share ...........   $  0.08    $  0.09    $  0.87    $  0.53    $  0.10    $  0.08    $  0.63    $  0.45

Stores open at quarter end .........       252        270        310        312        193        215        249        250

     Although the results presented above may not be indicative of future trends or performance, the Company anticipates that quarterly net sales and operating results will continue to be significantly impacted by seasonality patterns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary ongoing financing requirements are for new store expansion and inventory. During fiscal 1999, 1998 and 1997, the Company had net cash provided by operating activities of $9,043,000, $6,904,000 and $3,451,000, respectively. During fiscal 1999, the operating items which most significantly impacted cash were net income, depreciation expense and an increase in inventory offset by an increase in accounts payable.

     In fiscal 1999, the Company used $5,220,000 of cash to repurchase 414,800 shares of the Company's common stock. In addition, the Company issued 124,583 shares of stock through the exercise of stock options at prices ranging from $1.33 to $15.92 per share, generating net proceeds, including tax benefits, of $821,000.

     The Company invested $6,838,000 in capital expenditures in fiscal 1999, primarily for new store openings and the Company's point-of-sale register conversion. During fiscal 2000, the Company plans to incur capital expenditures of approximately $7,650,000 for new store openings, other store expenditures, enhancements to store and corporate information systems and general corporate purposes.

     The Company has a $3,000,000 unsecured revolving credit facility with a commercial bank, seasonally increasing to $10,000,000. The interest rate on outstanding borrowings under the credit facility is based upon LIBOR plus 250 basis points (7.45% for the month ended March 28, 1999). The credit facility requires the Company to maintain certain financial ratios and achieve certain operating results. There were no borrowings outstanding under the credit facility at March 28, 1999 or March 29, 1998.

YEAR 2000

READINESS PLAN
     The Company's year 2000 readiness plan is primarily directed towards ensuring that the Company will be able to perform its critical functions: (1) accurately process sale and purchase transactions through its retail, mail order, and web site operations, (2) order and receive merchandise from vendors,
(3) make appropriate decisions as to inventory pricing and distribution and (4) assure integrity of business operations, controls and financial reporting.

     The Company is involved in an ongoing assessment of its year 2000 readiness and is undergoing a company-wide program of adapting its computer systems and applications for the year 2000. Substantially all in-house developed software has been written to be year 2000 compliant. Recently completed upgrades of important applications, including inventory management, transfer management, merchandise information and financial systems were designed to be year 2000 compliant. Several less critical in-house applications and third party packages require year 2000 modification. All of the Company's systems and applications are included in the Company's ongoing year 2000 readiness efforts.

     The Company is also in the process of assessing year 2000 issues associated with its various business partners, including vendors and service providers, and is actively working with these third parties to identify and mitigate common risks. The Company is also engaged in the assessment of year 2000 issues affecting its telephone and communication systems, distribution processes, utilities, alarm systems and transportation services.

RISKS
     The variety, nature and complexity of year 2000 issues, the dependence on technical skills and expertise of Company employees and independent contractors and issues associated with the readiness of third parties are factors which could result in the Company's efforts toward year 2000 compliance being less than fully effective.

     Failure to properly assess and correct year 2000 issues could result in materially adverse financial consequences through an inability to adequately process retail, mail order or web site transactions, or due to the failure of the Company's systems to provide accurate information for ordering, pricing or distributing merchandise. Accurate financial reporting is dependent upon year 2000 compliance. Failures caused by vendors not being year 2000 compliant could lead to delays in receiving product shipments, and to a resulting loss of sales. Year 2000 compliance difficulties on the part of financial institutions could interfere with cash collections, payments and funding for the Company. In addition to the above, the Company believes that other unidentified risks could be associated with failure of year 2000 compliance by the Company or third parties.

READINESS PROGRESS
     A summary of the Company's critical systems and progress toward year 2000 readiness is as follows:

     Store systems include software applications and hardware that process transactions in the retail stores and enable communication of information between stores and the Company's corporate offices. These systems include a new third party software package which was installed in FUNCOLAND store locations between August 1998 and April 1999. Each store's hardware configuration includes a new server installed at the same time as the new software, and generally includes earlier installed hardware components. Although the new software and new hardware are believed to be year 2000 compliant, full testing is currently in process. Year 2000 readiness of the Company's store systems is approximately 50% complete.

     Financial systems primarily consist of a series of third party software modules installed between March 1998 and August 1998. These systems are used for accounting, control and financial reporting. The systems are currently being tested to recognize transactions over a wide range of critical dates. Year 2000 readiness of the Company's financial systems is approximately 80% complete.

     Corporate systems encompass in-house developed software applications and recently upgraded systems performing functions including inventory management, transfer management and merchandise information. These in-house developed software applications were designed for year 2000 readiness, but are undergoing comprehensive evaluation and testing. Year 2000 readiness of the Company's corporate systems is approximately 30% complete.

CONTINGENCY PLANS
     Based on progress and efforts to date, the Company believes that its program of assessment, testing and correcting, along with selected system upgrades, will enable it to successfully meet the year 2000 challenge. The Company is in the process of completing a formal contingency plan and, in the event of failures associated with year 2000 readiness, believes that adequate resources could rapidly be directed toward correcting isolated internal failures. The plan includes supplementing those systems and processes which are year 2000 ready with alternate means of data collection, storage and retrieval. It also includes alternative means of communication between the Company's corporate office, distribution center, store locations, vendors and customers. The plan's objective is to assure continuity in performing critical functions, but includes risks associated with third party service providers.

COSTS
     As of March 28, 1999, the Company had incurred costs of less than $100,000 related to year 2000 readiness, including testing, analysis and purchase of software upgrades. Total costs associated with year 2000 readiness are expected to be less than $500,000. However, there can be no assurance that costs will not exceed this level. The Company does not expect to incur material costs associated with the use of external resources.

FORWARD LOOKING STATEMENTS

     Statements in this document with respect to future sales prospects and expansion plans are forward looking statements and are subject to uncertainties from factors including growth of the industry, the competitive environment, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion.

     Future financial performance greatly depends upon the Company's ability to effectively manage a base of profitable stores. The Company plans further significant expansion, including accelerated growth of approximately 90 new stores in fiscal 2000, and believes that the addition of new stores will continue to be a primary component of the Company's ongoing growth. Although the Company believes that it has effectively managed its growth in the past, there can be no assurance that the Company will successfully continue its planned expansion, that new stores will perform as anticipated or that existing stores will continue to operate at profitable levels. The Company's ability to open and operate new stores profitably will depend upon a number of factors including, but not limited to, availability of suitable locations, negotiation of acceptable lease terms, ability to attract, train and retain qualified personnel and the ability to control other operational aspects of the Company's growth. In addition to site selection and lease negotiation, lease renewals are another factor that may impact the Company's performance. The Company believes that the termination of any particular lease would not have a material adverse effect on its business because similar locations on comparable terms would be available within the same or in a contiguous market area. However, the Company's results of operations and financial condition could be adversely impacted should the Company be unable to either renew leases or relocate a material number of store locations.

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

     The interactive entertainment retailing business is highly competitive and subject to rapid changes in consumer preferences, pricing and technology. As the Company offers both previously played and new product, it competes with other sellers of previously played product and with retailers of new interactive entertainment, many of which are large nationally recognized retail chains. (See
Item 1. Business -- Competition.) There can be no assurance that the Company can continue to compete successfully in the sale of either new or previously played product. Increased competition, in addition to adversely impacting sales, could also negatively impact product margins, materially impacting operating profits. In addition, new distribution channels for interactive entertainment, such as on-line retailing, Internet gaming or other alternate delivery systems may adversely impact future sales of product through retail stores such as the Company's. Video games also compete for the consumers' dollar with many other forms of entertainment such as sporting events, movies, music and books. Any decrease in video game popularity or shift to other such forms of entertainment would adversely impact the Company's results of operations and financial condition.

     Although the Company attempts to maintain product mix and inventory levels that will meet consumer demand, it may not be successful in anticipating and responding to changing consumer preferences. The ability to offer the proper merchandise assortment is important to the Company's future financial performance. Overstocked, understocked or unbalanced inventories can occur due to factors including misjudgments by the Company in assessing product demand or establishing prices, vendor allocations, logistical difficulties or potential limitations of the Company's management information systems.

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

     The Company's business is highly seasonal with the majority of net sales and net income being generated in the third and fourth fiscal quarters which includes the holiday selling season. Accordingly, events, factors or trends which impact those quarters could materially impact full year results. General economic conditions such as high unemployment, high inflation or a falling stock market could lead consumers to reduce expenditures and impact the results of operations and financial conditions. Seasonal patterns can also intensify the impact of factors such as a shortage of qualified employees or adverse weather conditions. Although important in every quarter, failure by the Company to adequately obtain new or previously played inventory or failure by manufacturers to deliver key product either to the marketplace or to the Company would be magnified should those events occur during the fiscal third or fourth quarters.

                                    ITEM 7A.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are not currently subject to market risks relating to interest rates, foreign currency exchange rates, commodity prices or other market price risks of a material nature.

                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements required by this item can be found beginning on page 19 of this Form 10-K and are deemed incorporated herein by reference. Supplementary data required by this item can be found on page 12 of this Form 10-K and are deemed incorporated herein by reference.

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


                                    ITEM 11.

                             EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the Proxy Statement sections entitled "Election of Directors-Directors' Compensation", "Report of the Compensation Committee" and "Executive Compensation."


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

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    ITEM 14.

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Financial Statements

             The financial statements and schedule filed as part of this Annual Report on Form 10-K are described in the Index to Consolidated Financial Statements and Schedule on page 19. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)          Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION
-------      -------------------------------------------------------------------

  3.1        Articles of Incorporation, as amended and restated to date (Note 1)
  3.2        Bylaws as Amended and Restated to Date
 10.1a       Credit Agreement effective June 20, 1995 by and between the
             Registrant and Marquette Capital Bank, including Revolving Credit
             Note and Security Agreement (Note 2)
 10.1b       Amendment to Credit Agreement dated June 30, 1998 (Note 3)
*10.3        Stock Option Plan for Nonemployee Directors (Note 1)
*10.3a       Amendment to Stock Option Plan for Nonemployee Directors effective
             July 31, 1998 (Note 3)
*10.4        Employee Incentive Stock Option Plan (Note 1)
*10.4a       Amendment to Employee Incentive Stock Option Plan effective July
             31, 1998 (Note 3)
*10.5a       1993 Stock Option Plan as Amended and Restated to Date (Note 3)
*10.5b       Form of agreement for nonqualified options granted under 1993 Plan
             (Note 4)
 10.7a       Lease for corporate headquarters in Eden Prairie, Minnesota (Note
             5)
 10.7b       Amendment to lease for corporate headquarters in Eden Prairie,
             Minnesota
 23          Consent of Independent Auditors
 27          Financial Data Schedule

-------

Note 1. Filed as an exhibit to Registration Statement on Form S-18 (SEC No. 33-49102C) ("Form S-18") filed on June 30, 1992, and incorporated herein by reference.
Note 2. Filed as an exhibit to Form 10-K for fiscal year 1995, filed on July 3, 1995, and incorporated herein by reference.
Note 3. Filed as an exhibit to Form 10-Q for second quarter fiscal 1999, filed on October 28, 1998, and incorporated herein by reference.
Note 4. Filed as an exhibit to Amendment No. 1 on Form S-1, filed June 21, 1993, and incorporated herein by reference.
Note 5. Filed as an exhibit to Amendment No. 1 to Form S-18, filed on July 27, 1992, and incorporated herein by reference.
  * Denotes management contract or compensation plan required to be filed as an exhibit to this form.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        FUNCO, INC.


                                        by: /s/ DAVID R. POMIJE
                                            ------------------------------------
                                            David R. Pomije
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on June 28, 1999.

NAME                                       TITLE
----                                       -----

          /s/ DAVID R. POMIJE              Chairman of the Board of Directors
-------------------------------------      and Chief Executive Officer
            David R. Pomije


          /s/ ROBERT M. HIBEN              Chief Financial Officer and Secretary
-------------------------------------
            Robert M. Hiben


         /s/ STANLEY A. BODINE             Director
-------------------------------------
           Stanley A. Bodine


        /s/ GEORGE E. MILEUSNIC            Director
-------------------------------------
          George E. Mileusnic


        /s/ PATRICK J. FERRELL             Director
-------------------------------------
          Patrick J. Ferrell

                                   FUNCO, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Management .....................................................   20

Report of Ernst & Young LLP, Independent Auditors ........................   21

Consolidated Statements of Income for the fiscal years ended March 28,
 1999, March 29, 1998 and March 30, 1997 .................................   22

Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998 ......   23

Consolidated Statements of Cash Flows for the fiscal years ended
 March 28, 1999, March 29, 1998 and March 30, 1997 .......................   24

Consolidated Statement of Shareholders' Equity for the fiscal years
 ended March 28, 1999, March 29, 1998 and March 30, 1997 .................   25

Notes to Consolidated Financial Statements ............................... 26-31


SCHEDULE:

Schedule II -- Valuation and Qualifying Accounts .........................   32

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

     The adequacy of the Company's internal accounting controls, accounting principles employed, scope of audit work and quality of financial reporting are reviewed by the Audit Committee of the Board of Directors, consisting solely of outside directors. The independent auditors meet with the Audit Committee to discuss auditing and financial reporting issues with or without management present.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Funco, Inc.

     We have audited the accompanying consolidated balance sheets of Funco, Inc. as of March 28, 1999 and March 29, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 28, 1999. Our audit also included the financial statement schedule listed in Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Funco, Inc. at March 28, 1999 and March 29, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          /s/ Ernst & Young LLP


Minneapolis, Minnesota
May 10, 1999

                                   FUNCO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      YEAR ENDED
                                                      -----------------------------------------
                                                       MARCH 28,       MARCH 29,      MARCH 30,
                                                         1999            1998           1997
                                                      ----------      ----------     ----------
Net sales ........................................    $  206,673      $  163,316     $  120,555
Cost of sales ....................................       138,693         106,628         76,119
                                                      ----------      ----------     ----------
Gross profit .....................................        67,980          56,688         44,436
Operating expenses ...............................        41,792          33,746         28,261
General and administrative expenses ..............        10,587           9,512          8,592
                                                      ----------      ----------     ----------
Operating income .................................        15,601          13,430          7,583
Interest expense .................................           (12)            (20)           (31)
Interest income ..................................           417             295            207
                                                      ----------      ----------     ----------
Net income before income taxes ...................        16,006          13,705          7,759
Income tax provision .............................         6,296           5,435          2,409
                                                      ----------      ----------     ----------
Net income .......................................    $    9,710      $    8,270     $    5,350
                                                      ==========      ==========     ==========
Basic Net Income Per Share:
---------------------------
Basic net income per share .......................    $     1.60      $     1.35     $     0.90
Weighted average number of common shares .........     6,077,986       6,137,161      5,941,744

Diluted Net Income Per Share:
-----------------------------
Diluted net income per share .....................    $     1.53      $     1.26     $     0.86
Weighted average number of common and common
 equivalent shares ...............................     6,353,311       6,572,365      6,228,630


                             See accompanying notes.

                                   FUNCO, INC.

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                     MARCH 28,     MARCH 29,
                                                                        1999         1998
                                                                    ----------    ----------
                                     ASSETS
                                     ------
Current Assets
 Cash and cash equivalents ......................................     $ 8,550      $ 9,295
 Short-term investments .........................................           -        1,460
 Accounts receivable ............................................       2,020        2,127
 Inventories ....................................................      28,485       21,487
 Prepaid expenses ...............................................       2,948        1,175
 Current deferred tax asset .....................................         640          603
                                                                      -------      -------
   Total current assets .........................................      42,643       36,147

Net property and equipment ......................................      11,334        8,201
Long-term deferred tax asset ....................................       1,064        1,122
Other assets ....................................................          99          156
                                                                      -------      -------
Total assets ....................................................     $55,140      $45,626
                                                                      =======      =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
 Accounts payable ...............................................     $ 9,831      $ 4,834
 Accrued liabilities ............................................       5,266        6,219
 Deferred revenue ...............................................         994          892
                                                                      -------      -------
   Total current liabilities ....................................      16,091       11,945

Accrued rent ....................................................         213          156

Shareholders' Equity
 Common stock, $0.01 par value (issued and outstanding for
  1999 and 1998, respectively: 5,894,760 and 6,184,477) .........          59           62
 Additional paid-in capital .....................................      15,238       19,634
 Retained earnings ..............................................      23,539       13,829
                                                                      -------      -------
   Total shareholders' equity ...................................      38,836       33,525
                                                                      -------      -------

Total liabilities and shareholders' equity ......................     $55,140      $45,626
                                                                      =======      =======


                             See accompanying notes.

                                   FUNCO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED
                                                                      --------------------------------------
                                                                       MARCH 28,     MARCH 29,     MARCH 30,
                                                                          1999          1998         1997
                                                                      ----------    ----------    ----------
Operating Activities
 Net income .......................................................    $  9,710      $  8,270      $  5,350
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ..................................       3,650         3,126         3,283
   Deferred tax asset .............................................          21          (209)         (964)
   Net loss on disposal of property and equipment .................         123           105           133
   Changes in operating assets and liabilities:
    Accounts receivable ...........................................         107        (1,033)         (473)
    Inventories ...................................................      (6,998)       (7,656)       (4,056)
    Prepaid expenses ..............................................      (1,773)         (393)          334
    Accounts payable ..............................................       4,997         3,447        (1,808)
    Accrued liabilities ...........................................        (896)        1,102         1,527
    Deferred revenue ..............................................         102           145           125
                                                                       --------      --------      --------
      Net cash provided by operating activities ...................       9,043         6,904         3,451

Investing Activities
 Additions of property and equipment ..............................      (6,838)       (5,380)       (1,548)
 Increase in other assets .........................................         (11)         (110)          (98)
 Purchases of short-term investments ..............................      (3,075)       (1,460)            -
 Sales of short-term investments ..................................       4,535             -             -
 Proceeds from sales of property and equipment ....................           -            16             3
                                                                       --------      --------      --------
      Net cash used in investing activities .......................      (5,389)       (6,934)       (1,643)

Financing Activities
 Payments of obligations under capital leases .....................           -           (20)          (80)
 Payments for repurchase of common stock ..........................      (5,220)            -             -
 Net proceeds from issuance of common stock .......................         821           937           897
                                                                       --------      --------      --------
      Net cash provided by (used in) financing activities .........      (4,399)          917           817
                                                                       --------      --------      --------
Increase (decrease) in cash and cash equivalents ..................        (745)          887         2,625
Cash and cash equivalents at beginning of year ....................       9,295         8,408         5,783
                                                                       --------      --------      --------
Cash and cash equivalents at end of year ..........................    $  8,550      $  9,295      $  8,408
                                                                       ========      ========      ========


                             See accompanying notes.

                                   FUNCO, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              TOTAL
                                                 COMMON STOCK      ADDITIONAL                 SHARE-
                                              -----------------     PAID-IN     RETAINED     HOLDERS'
                                              SHARES     AMOUNT     CAPITAL     EARNINGS      EQUITY
                                              ------     ------    ----------   --------     --------
Balance at March 31, 1996 .................    5,878       $59      $ 17,803     $   209     $ 18,071

Common stock issued, net of costs .........      179         2           799           -          801
Tax benefits of stock options .............        -         -            96           -           96
Net income ................................        -         -             -       5,350        5,350
                                              ------     ------     --------     -------     --------
Balance at March 30, 1997 .................    6,057        61        18,698       5,559       24,318

Common stock issued, net of costs .........      127         1           634           -          635
Tax benefits of stock options .............        -         -           302           -          302
Net income ................................        -         -             -       8,270        8,270
                                              ------     ------     --------     -------     --------
Balance at March 29, 1998 .................    6,184        62        19,634      13,829       33,525

Common stock issued, net of costs .........      125         1           560           -          561
Tax benefits of stock options .............        -         -           260           -          260
Repurchase of common stock ................     (414)       (4)       (5,216)          -       (5,220)
Net income ................................        -         -             -       9,710        9,710
                                              ------     ------     --------     -------     --------
Balance at March 28, 1999 .................    5,895       $59      $ 15,238     $23,539     $ 38,836
                                              ======     ======     ========     =======     ========


                             See accompanying notes.

                                   FUNCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1999


1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- Funco, Inc. operates a single business segment, providing interactive home entertainment primarily through the purchase and resale of new and previously played video games, related hardware and accessory items through its FUNCOLAND stores, mail order operation and FUNCOLAND SUPERSTORE Web site. Accordingly, additional disclosures under Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information," are not required. Funco, Inc. also publishes a video game magazine, GAME INFORMER. The Company was incorporated in Minnesota in March 1988.

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

     ADVERTISING COSTS -- Advertising costs, included in operating expenses, are expensed as incurred and were $2,769,000, $2,309,000 and $2,898,000 for the years 1999, 1998 and 1997, respectively.

     FISCAL YEAR -- The Company's fiscal year ends on a Sunday on or near March 31st. The fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997 consisted of 52 weeks each. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

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

     INTERNAL-USE SOFTWARE -- During fiscal 1999, the Company adopted Statement of Position No. 98-1 (SOP No. 98-1), "Internal Use Software." Under SOP No. 98-1, companies are required to capitalize certain development costs related to internal-use software. The Company is amortizing these costs over five years. Total capitalized costs for fiscal 1999 were $279,000. The Company historically expensed these costs.

     PRE-OPENING COSTS -- During fiscal 1999, the Company adopted Statement of Position No. 98-5 (SOP No. 98-5) "Reporting on the Cost of Start-Up Activities." Under SOP No. 98-5, companies are required to expense the costs of start-up activities, including store opening costs, in the period incurred. Fiscal 1999 results were not materially impacted by the adoption.

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK OPTIONS -- The Company has elected to recognize compensation cost for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation."

     NET INCOME PER SHARE -- Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share includes the incremental shares assumed issued on the exercise of stock options. Unless otherwise stated, all references to income per share are calculated using the diluted method.

     USE OF ESTIMATES -- Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reporting amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.   FINANCING ARRANGEMENTS

     The Company has a $3,000,000 unsecured revolving credit facility with a commercial bank, seasonally increasing to $10,000,000. The interest rate on outstanding borrowings under the credit facility is based upon LIBOR plus 250 basis points (7.45% for the month ended March 28, 1999). The credit facility requires the Company to maintain certain financial ratios and achieve certain operating results. There were no borrowings outstanding under the credit facility at March 28, 1999 or March 29, 1998.

     Total interest paid approximates interest expense for the years 1999, 1998 and 1997.

3.   LEASES

     The Company has rental commitments for office space, retail space, office equipment and vehicles under non-cancelable operating leases. Most of these leases contain provisions for renewal options and require the Company to pay other lease related costs.

     Future minimum lease payments under non-cancelable operating leases consist of the following:

                     (IN THOUSANDS)
                     --------------------------------
                     2000                     $ 8,167
                     2001                       5,686
                     2002                       3,063
                     2003                       1,334
                     2004                         639
                     Thereafter                    56
                     --------------------------------
                     Total                    $18,945
                     ================================

     Rent expense was $7,904,000, $6,254,000, and $5,008,000 for the years 1999,
1998 and 1997, respectively.

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   NET PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING:

         (IN THOUSANDS)                               1999         1998
         ----------------------------------------------------------------
         Furniture and fixtures                     $  7,474     $  5,914
         Equipment                                    10,528        8,025
         Leasehold improvements                        9,497        7,341
         Other                                            64           64
         ----------------------------------------------------------------
         Gross property and equipment                 27,563       21,344
         Less accumulated depreciation               (16,229)     (13,143)
         ----------------------------------------------------------------
         Net property and equipment                 $ 11,334     $  8,201
         ================================================================

5.   ACCRUED LIABILITIES CONSIST OF THE FOLLOWING:

         (IN THOUSANDS)                                1999         1998
         ----------------------------------------------------------------
         Purchase credit memos payable                $1,848       $1,682
         Employee compensation and related taxes       1,338        1,432
         Sales tax payable                               940          790
         Income tax payable                              664        1,692
         Other accrued liabilities                       476          623
         ----------------------------------------------------------------
         Total accrued liabilities                    $5,266       $6,219
         ================================================================

6.   STOCK OPTIONS

     Under the terms of the Company's various stock option plans, a maximum of 1,450,000 shares of common stock has been reserved for issuance to directors, officers and employees, upon the exercise of stock options. Annually, on May 1st, the Company reserves an additional 1% of the total number of Common Stock shares outstanding at fiscal year end. Subsequent to March 28, 1999, the Company has reserved an additional 58,948 shares for use in its stock option plan. The stock options are exercisable over periods up to ten years from date of grant and include incentive stock options and non-qualified stock options.

     At March 28, 1999, there were 1,038,145 options outstanding. Options exercisable at the end of years 1999, 1998, and 1997 were 544,056, 442,961, and 335,120, respectively. A summary of stock option transactions is as follows:

                                                         WEIGHTED AVERAGE
                                                          EXERCISE PRICE
                                            SHARES          PER SHARE
     --------------------------------------------------------------------
     Outstanding March 31, 1996             666,509          $  6.25
       Granted                              286,501             8.03
       Exercised                            (94,405)            3.13
       Canceled                             (58,972)            7.61
     --------------------------------------------------------------------
     Outstanding March 30, 1997             799,633             7.16
       Granted                              286,936            15.37
       Exercised                           (124,771)            5.11
       Canceled                             (22,905)           10.90
     --------------------------------------------------------------------
     Outstanding March 29, 1998             938,893             9.85
       Granted                              270,434            13.34
       Exercised                           (124,583)            4.57
       Canceled                             (46,599)           13.40
     --------------------------------------------------------------------
     Outstanding March 28, 1999           1,038,145          $ 11.24
     ====================================================================

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   STOCK OPTIONS (CONTINUED)

     The following table summarizes information concerning outstanding and exercisable options:

                             WEIGHTED
                              AVERAGE      WEIGHTED                    WEIGHTED
 RANGE OF                    REMAINING      AVERAGE                    AVERAGE
 EXERCISE      NUMBER       CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
  PRICES    OUTSTANDING    LIFE (YEARS)      PRICE     EXERCISABLE      PRICE
--------------------------------------------------------------------------------
$ 0 - $ 4       23,692          6.55        $ 3.31        23,692        $ 3.31
$ 4 - $ 8      227,360          5.39          5.76       206,741          5.64
$ 8 - $12      205,669          5.78          9.32       154,113          9.51
$12 - $16      543,424          7.81         14.17       145,344         14.86
$16 - $20       38,000          4.18         17.31        14,166         17.95
-------------------------------------------------------------------------------
$ 0 - $20    1,038,145          6.72        $11.24       544,056        $ 9.42
===============================================================================

     In fiscal 1999, the Company's Board of Directors authorized the repurchase of up to 700,000 shares of the Company's common stock. During fiscal 1999, Company repurchased 414,800 shares of common stock at an aggregate price of $5,220,000. In addition, the Company issued 124,583 shares of stock through the exercise of stock options at prices ranging from $1.33 to $15.92 per share, generating net proceeds, including tax benefits, of $821,000.

     The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," making the pro forma disclosures of net earnings and earnings per share as if the fair value-based method had been applied. Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. Had compensation expense been recognized based on the fair value at the date of grant following provisions of SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

     (IN THOUSANDS EXCEPT PER SHARE DATA)      1999      1998      1997
     -------------------------------------------------------------------
     Net income:
       As reported                            $9,710    $8,270    $5,350
       Pro forma                               8,794     7,594     5,038
     -------------------------------------------------------------------
     Income per common share -- basic:
       As reported                            $ 1.60    $ 1.35    $ 0.90
       Pro forma                                1.48      1.26      0.86
     -------------------------------------------------------------------
     Income per common share -- diluted:
       As reported                            $ 1.53    $ 1.26    $ 0.86
       Pro forma                                1.42      1.17      0.82
     -------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         1999         1998         1997
     -------------------------------------------------------------------
     Expected volatility                 80.5%        70.1%        74.4%
     Risk-free interest rate              5.7%         6.0%         6.0%
     Expected dividend yield              0.0%         0.0%         0.0%
     Expected life of options          3 Years      3 Years      3 Years
     -------------------------------------------------------------------

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   STOCK OPTIONS (CONTINUED)

     The pro forma effect on net income and net income per share does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

     The weighted average fair value for options with an exercise price equal to market price granted during years 1999, 1998 and 1997 is $6.70, $7.65, and $4.14 per share, respectively. The weighted average fair value for options with an exercise price greater than market price granted during years 1998 and 1997 is $7.03 and $4.30, respectively. No options with an exercise price greater than market price were granted in fiscal 1999.

7.   NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," the following table presents a reconciliation of the numerators and denominators of basic and diluted net income per common share for the years 1999, 1998 and 1997:

(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)        1999          1998          1997
----------------------------------------------------------------------------------------
Numerator:
 Net income                                       $    9,710    $    8,270    $    5,350
========================================================================================
Denominator:
 Denominator for basic net income per share --
  weighted average shares                          6,077,986     6,137,161     5,941,744
 Dilutive securities:
  Employee stock options                             275,325       435,204       286,886
----------------------------------------------------------------------------------------
Denominator for diluted net income per share --
 adjusted weighted average shares                  6,353,311     6,572,365     6,228,630
========================================================================================
Basic net income per share                        $     1.60    $     1.35    $     0.90
========================================================================================
Diluted net income per share                      $     1.53    $     1.26    $     0.86
========================================================================================

8.   INCOME TAXES

     Significant components of the provision for income taxes for the years 1999, 1998 and 1997 are as follows:

     (IN THOUSANDS)                          1999        1998        1997
     ---------------------------------------------------------------------
     Current
      Federal                               $4,957      $4,346      $2,749
      State                                  1,318       1,298         624
     ---------------------------------------------------------------------
     Current tax expense                     6,275       5,644       3,373
     Deferred
      Federal                                   17        (159)       (786)
      State                                      4         (50)       (178)
     ---------------------------------------------------------------------
     Deferred tax expense                       21        (209)       (964)
     ---------------------------------------------------------------------
     Net income tax provision               $6,296      $5,435      $2,409
     =====================================================================

                                   FUNCO, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   INCOME TAXES (CONTINUED)

     Deferred income taxes are due to temporary differences between carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes at March 28, 1999 and March 29, 1998, are as follows:

     (IN THOUSANDS)                                       1999        1998
     ----------------------------------------------------------------------
     Accrued rent                                        $  222      $  191
     Inventories                                            474         431
     Depreciation                                         1,212       1,297
     Other                                                 (204)       (194)
     ----------------------------------------------------------------------
     Net deferred tax asset                              $1,704      $1,725
     ======================================================================

     Income taxes of $7,017,000, $4,518,000 and $2,890,000 were paid in the years 1999, 1998 and 1997, respectively.

     Reconciliation of the Company's tax rate is as follows:

     (IN THOUSANDS)                          1999         1998        1997
     ----------------------------------------------------------------------
     Expected tax expense                   $5,442       $4,701      $2,638
     State income tax, net of
      federal benefit                          870          820         294
     Change in valuation allowance               -            -        (644)
     Other                                     (16)         (86)        121
     ----------------------------------------------------------------------
     Net income tax provision               $6,296       $5,435      $2,409
     ======================================================================
     Effective tax rate                         39%          40%         31%
     ======================================================================

                                   FUNCO, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

               COL. A                      COL. B          COL. C         COL. D      COL. E
-----------------------------------     ------------    ------------    ----------   ---------
                                                          ADDITIONS     DEDUCTIONS
                                                        ------------    ----------
                                           BALANCE       CHARGED TO                   BALANCE
                                        AT BEGINNING        COSTS                     AT END
             DESCRIPTION                  OF PERIOD     AND EXPENSES     DESCRIBE    OF PERIOD
-----------------------------------     ------------    ------------    ----------   ---------
Year ended March 28, 1999:
 Deducted from asset accounts
   Allowance for doubtful accounts          $ 29            $  -           $  -         $ 29
   Inventory reserve                         354               -              4(1)       350
                                        ------------    ------------    ----------   ---------
     Total                                  $383            $  -           $  4         $379
                                        ============    ============    ==========   =========
Year ended March 29, 1998:
 Deducted from asset accounts
   Allowance for doubtful accounts          $ 40            $  -           $ 11(2)      $ 29
   Inventory reserve                         624               -            270(1)       354
                                        ------------    ------------    ----------   ---------
     Total                                  $664            $  -           $281         $383
                                        ============    ============    ==========   =========
Year ended March 30, 1997:
 Deducted from asset accounts
   Allowance for doubtful accounts          $ 17            $ 25           $  2(2)      $ 40
   Inventory reserve                         402             222              -          624
                                        ------------    ------------    ----------   ---------
     Total                                  $419            $247           $  2         $664
                                        ============    ============    ==========   =========

------------------
(1) Inventory previously written off was recovered.

(2) Uncollectible accounts written off, net of recoveries.