Form 10-Q
period 1999-07-04
FUNCO INC
filed 1999-07-30
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 4, 1999
                                       or

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

Yes _X_  No ___


On July 27, 1999, the registrant had 5,959,470 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Income - Quarter ended July 4, 1999
             and June 28, 1998..............................................   3

          Consolidated Balance Sheets - July 4, 1999 and March 28, 1999.....   4

          Consolidated Statements of Cash Flows - Three months ended
             July 4, 1999 and June 28, 1998.................................   5

          Notes to Consolidated Financial Statements........................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................   7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........  12



PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings.................................................  12

ITEM 6.   Exhibits and Reports on Form 8-K..................................  12



SIGNATURES..................................................................  13
----------


                                    2 of 13

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                                 Quarter Ended
                                                          --------------------------
                                                             July 4,       June 28,
                                                              1999           1998
                                                          -----------    -----------
Net sales ............................................    $    42,505    $    32,894
Cost of sales ........................................         28,133         21,264
                                                          -----------    -----------
    Gross profit .....................................         14,372         11,630
Operating expenses ...................................         10,805          8,402
General and administrative expenses ..................          3,035          2,514
                                                          -----------    -----------
    Operating income .................................            532            714
Interest income ......................................             52            120
                                                          -----------    -----------
    Net income before income taxes ...................            584            834
Income tax provision .................................            229            334
                                                          -----------    -----------
    Net income .......................................    $       355    $       500
                                                          ===========    ===========

Basic Earnings Per Share:
-------------------------
Basic net income per share ...........................    $      0.06    $      0.08
Weighted average number of common shares .............      5,929,029      6,195,452

Diluted Earnings Per Share:
---------------------------
Diluted net income per share .........................    $      0.06    $      0.08
Weighted average number of common
   and common equivalent shares ......................      6,340,739      6,549,895


                             SEE ACCOMPANYING NOTES.


                                    3 of 13

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                   July 4,    March 28,
                                                                    1999        1999
                                                                 ---------    ---------
                                                                (Unaudited)     (Note)
ASSETS
------
Current Assets
   Cash and cash equivalents ................................    $   4,282    $   8,550
   Accounts receivable ......................................        2,573        2,020
   Inventories ..............................................       30,662       28,485
   Prepaid expenses .........................................        2,600        2,948
   Current deferred tax asset ...............................          640          640
                                                                 ---------    ---------
      Total current assets ..................................       40,757       42,643

Net property and equipment ..................................       12,040       11,334
Long-term deferred tax asset ................................        1,064        1,064
Other assets ................................................          102           99
                                                                 ---------    ---------
Total assets ................................................    $  53,963    $  55,140
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable .........................................    $   8,556    $   9,831
   Accrued liabilities ......................................        4,571        5,266
   Deferred revenue .........................................          937          994
                                                                 ---------    ---------
      Total current liabilities .............................       14,064       16,091

Accrued rent ................................................          204          213

Shareholders' Equity
   Common stock (issued: 5,959,103 and 5,894,760) ...........           60           59
   Additional paid-in capital ...............................       15,741       15,238
   Retained earnings ........................................       23,894       23,539
                                                                 ---------    ---------
      Total shareholders' equity ............................       39,695       38,836
                                                                 ---------    ---------
Total liabilities and shareholders' equity ..................    $  53,963    $  55,140
                                                                 =========    =========


Note: The balance sheet at March 28, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             SEE ACCOMPANYING NOTES.


                                    4 of 13

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                        -----------------------
                                                                         July 4,      June 28,
                                                                          1999          1998
                                                                        ---------     ---------
Operating Activities
   Net income ......................................................    $     355     $     500
   Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization ................................        1,106           839
      Net loss on disposal of property and equipment ...............           68             6
      Changes in operating assets and liabilities:
         Accounts receivable .......................................         (553)        1,083
         Inventories ...............................................       (2,177)       (5,802)
         Prepaid expenses ..........................................          348        (1,184)
         Accounts payable ..........................................       (1,275)        3,751
         Accrued liabilities .......................................         (704)       (2,387)
         Deferred revenue ..........................................          (57)         (196)
                                                                        ---------     ---------
            Net cash used in operating activities ..................       (2,889)       (3,390)

Investing Activities
   Additions of property and equipment .............................       (1,878)         (380)
   Increase in other assets ........................................           (5)           --
   Purchase of short-term investments ..............................           --        (2,329)
                                                                        ---------     ---------
         Net cash used in investing activities .....................       (1,883)       (2,709)

Financing Activities
   Net proceeds from issuance of common stock ......................          504            74
                                                                        ---------     ---------
         Net cash provided by financing activities .................          504            74

Decrease in cash and cash equivalents ..............................       (4,268)       (6,025)
Cash and cash equivalents at beginning of period ...................        8,550         9,295
                                                                        ---------     ---------
Cash and cash equivalents at end of period .........................    $   4,282     $   3,270
                                                                        =========     =========


                             SEE ACCOMPANYING NOTES.


                                    5 of 13

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Funco, Inc. (the Company) was incorporated in March 1988 and is a leading national specialty retailer of interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND(R) stores. The store strategy is complemented by the Company's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine. The Company operated 315 retail locations at July 4, 1999, compared to 252 retail locations at June 28, 1998.

Note 2. Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31st which completes a 52 or 53-week reporting period. Fiscal 2000 is a 53-week reporting period with the first quarter consisting of 14 weeks and all other quarters consisting of 13 weeks. Fiscal 1999 was a 52-week reporting period with each quarter consisting of 13 weeks.

                                        Ending Date
                         ------------------------------------------
                               2000                      1999
                         -----------------     --------------------
         First               July 4, 1999            June 28, 1998
         Second           October 3, 1999       September 27, 1998
         Third            January 2, 2000        December 27, 1998
         Fourth             April 2, 2000           March 28, 1999

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

Due to the seasonal nature of the Company's business, the operating results for the quarter ended July 4, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2000.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 28, 1999.


                                    6 of 13

Note 5. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

                                                              Quarter Ended
                                                        --------------------------
                                                          July 4,        June 28,
                                                           1999           1998
                                                        -----------    -----------
Numerator:
   Net income ......................................    $   355,000    $   500,000
                                                        ===========    ===========

Denominator:
   Denominator for basic net income
     per share - weighted average shares ...........      5,929,029      6,195,452

Dilutive securities:
   Employee and nonemployee director stock
     options .......................................        411,710        353,444
                                                        -----------    -----------

   Denominator for diluted earnings per share -
     adjusted weighted average shares ..............      6,340,739      6,548,896
                                                        ===========    ===========

Basic earnings per share ...........................    $      0.06    $      0.08
                                                        ===========    ===========

Diluted earnings per share .........................    $      0.06    $      0.08
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

                                                                         Percent
                                                  Quarter Ended         Inc (Dec)
                                              ----------------------    ---------
                                               July 4,     June 28,     2000 over
                                                1999         1998         1999
                                              ---------    ---------    ---------
Net sales ................................       100.0%       100.0%        29.2%
Cost of sales ............................        66.2         64.6         32.3
                                              ---------    ---------
Gross profit .............................        33.8         35.4         23.6
Operating expenses .......................        25.4         25.5         28.6
General and admin. expenses ..............         7.1          7.6         20.7
                                              ---------    ---------
Operating income .........................         1.3          2.2        (25.5)
Interest income ..........................         0.1          0.4        (56.7)
                                              ---------    ---------
Net income before taxes ..................         1.4          2.5        (30.0)
Income tax provision .....................         0.5          1.0        (31.4)
                                              ---------    ---------
Net income ...............................         0.8%         1.5%       (29.0)%
                                              =========    =========


                                     7 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of First Quarter Fiscal 2000 to First Quarter Fiscal 1999

Net sales for the quarter increased from $32,894,000 in 1999 to $42,505,000 in 2000, an increase of 29.2%. The Company opened four new stores and closed one store during the quarter and operated a total of 315 locations at the end of the quarter this year compared to 252 locations at the end of the same period prior year. Comparable store sales for the quarter increased a modest 0.3%. The strong overall sales increase is primarily due to operating a greater number of stores compared to prior year.

Cost of sales for the quarter increased from $21,264,000 in 1999 to $28,133,000 in 2000, an increase of 32.3%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales for the quarter increased from 64.6% in 1999 to 66.2% in 2000. This increase is primarily due to a shift in sales mix from previously played product to lower margin new product which accounted for 58% of sales for the first quarter, compared to 54% for the same period last year.

Operating expenses for the quarter increased from $8,402,000 in 1999 to $10,805,000 in 2000, an increase of 28.6%. This increase is primarily due to higher store payroll and occupancy expense which occurred as the Company operated a greater number of stores than in the same period prior year. Operating expenses as a percentage of net sales decreased from 25.5% in 1999 to 25.4% in 2000.

General and administrative expenses for the quarter increased from $2,514,000 in 1999 to $3,035,000 in 2000, an increase of 20.7%. This increase occurred to support the store base which grew to 315 locations from 252 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 7.6% in 1999 to 7.1% in 2000, due to leveraging as net sales increased by 29.2%.

The Company generated operating income for the quarter of $532,000 compared to operating income of $714,000 for the same period prior year, a decrease of 25.5%.

Interest income for the quarter decreased from $120,000 in 1999 to $52,000 in 2000, a decrease 43.3% as the Company maintained lower levels of short-term investments than prior year.

The Company generated net income before income taxes for the quarter of $584,000 compared to net income before income taxes of $834,000 in the same period prior year, a decrease of 30.0%. As a result the Company recorded income tax expense for the quarter of $229,000 compared to income tax expense of $334,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $355,000, or $0.06 per share, compared to net income of $500,000, or $0.08 per share, for the same period prior year.


                                    8 of 13

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

          Net Sales (in thousands)                  Number of Stores Open at Quarter End
--------------------------------------------    --------------------------------------------
Fiscal                                          Fiscal
Quarter       2000        1999        1998      Quarter      2000         1999        1998
--------   ---------   ---------   ---------    --------   ---------   ---------   ---------
First       $42,505     $32,894     $24,001     First         315          252         193
Second                   35,299      26,760     Second                     270         215
Third                    82,889      67,036     Third                      310         249
Fourth                   55,591      45,519     Fourth                     312         250

Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store capital expenditures and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the three months ended July 4, 1999, the Company used $2,889,000 of cash for operating activities primarily for the purchase of inventory, and used $1,883,000 of cash for investing activities, primarily for capital expenditures relating to both new stores opened during the quarter and future store openings. For the three months ended June 28, 1998, the Company used $3,390,000 of cash for operating activities and used $2,709,000 of cash for investing activities.

The Company has a $5,000,000 unsecured revolving credit facility with a commercial bank, seasonally increasing to $10,000,000. The interest rate on outstanding borrowings under the facility (7.02% for the month ended July 4, 1999) is based upon LIBOR plus 200 basis points. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company had no borrowings under this facility at July 4, 1999 and currently has no borrowings.

During fiscal 2000, the Company plans to incur capital expenditures of approximately $7,650,000, of which $1,878,000 has been incurred to date, for new store openings, store remodels and renovations, enhancements to store and corporate information systems and general corporate purposes. The Company incurred capital expenditures of $6,838,000 in fiscal 1999.

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.


                                    9 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

Readiness Plan
The Company's year 2000 Readiness plan is primarily directed towards ensuring that the Company will be able to perform its critical functions: (1) accurately process sale and purchase transactions through its retail, mail order and web site operations, (2) order and receive merchandise from vendors, (3) make appropriate decisions as to inventory pricing and distribution and (4) assure integrity of business operations, controls and financial reporting.

The Company is involved in an ongoing assessment of year 2000 readiness and is undergoing a company-wide program of adapting its computer systems and applications for the year 2000. Substantially all in-house developed software has been written to be year 2000 compliant. Recently completed upgrades of important applications, including inventory management, transfer management, merchandise information and financial systems, were designed to be year 2000 compliant. Several less critical in-house applications and third party packages require year 2000 modification. All of the Company's systems and applications are included in the Company's ongoing year 2000 readiness efforts.

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

Failure to properly assess and correct year 2000 issues could result in materially adverse financial consequences through an inability to adequately process retail, mail order or web site transactions or, due to the failure of the Company's systems, to provide accurate information for ordering, pricing or distributing merchandise. Accurate financial reporting is dependent upon year 2000 compliance. Failures caused by vendors not being year 2000 compliant could lead to delays in receiving product shipments and to a resulting loss of sales. Year 2000 compliance difficulties on the part of financial institutions could interfere with cash collections, payments and funding for the Company. In addition to the above, the Company believes that other unidentified risks could be associated with failure of year 2000 compliance by the Company or third parties.

Readiness Progress
A summary of the Company's critical systems and progress toward year 2000 readiness is as follows:

Store systems include software applications and hardware that process transactions in the retail stores and enable communication of information between stores and the Company's corporate office. These systems include a new third party software package which was installed in FUNCOLAND store locations between August 1998 and April 1999. Each store's hardware configuration includes a new server installed at the same time as the new software and generally includes earlier installed hardware components. Although the


                                    10 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

new software and new hardware are believed to be year 2000 compliant, full testing is currently in process. Year 2000 readiness of the Company's store systems is approximately 70% complete.

Financial systems primarily consist of a series of third party software modules installed between March 1998 and August 1998. These systems are used for accounting, control and financial reporting. These systems are currently being tested to recognize transactions over a wide range of critical dates. Year 2000 readiness of the Company's financial systems is approximately 90% complete.

Corporate systems encompass in-house developed software applications and recently upgraded systems performing functions including inventory management, transfer management and merchandise information. These in-house developed software applications were designed for year 2000 readiness, but are undergoing comprehensive evaluation and testing. Year 2000 readiness of the Company's corporate systems is approximately 40% complete.

Contingency Plan
Based on progress and efforts to date, the Company believes that its program of assessment, testing and correcting, along with selected system upgrades, will enable it to successfully meet the year 2000 challenge. The Company is in the process of completing a formal contingency plan and in the event of failures associated with year 2000 readiness, believes that adequate resources could rapidly be directed toward correcting isolated internal failures. The plan includes supplementing those systems and processes which are year 2000 ready with alternate means of data collection, storage and retrieval. It also includes alternative means of communication between the Company's corporate office, distribution center, store locations, vendors and customers. The plan's objective is to assure continuity in performing critical functions, but includes risks associated with third party service providers.

Costs
As of July 4, 1999, the Company had incurred costs of less than $100,000 related to year 2000 readiness, including testing, analysis and purchase of software upgrades. Total costs associated with year 2000 readiness are expected to be less than $500,000. However, there can be no assurance that costs will not exceed this level. The Company does not expect to incur material costs associated with the use of external resources.

Forward Looking Statements

Forward looking statements contained in this document which directly or indirectly relate to future sales prospects and expansion plans are subject to uncertainties from factors including growth of the industry, competitive environment, general economic conditions, product availability, success of the Company's existing operations, availability of new store sites and the Company's ability to finance new store expansion. In addition, forward looking statements contained in this document relating to Year 2000 readiness are subject to uncertainties such as third party readiness and the Company's successful completion of assessment and remediation efforts. For further discussion of forward looking statements and factors which can impact the Company's operating results, please refer to the Company's report on Form 10-K for the year ended March 28, 1999, and other Company filings with the Securities and Exchange Commission.


                                    11 of 13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The plaintiff filed an Amended Complaint on January 6, 1997, a similarly styled class action lawsuit, alleging the Company's share price was artificially inflated, asserting various claims under the Securities Exchange Act of 1934, as amended, and seeking damages in an unspecified amount plus costs and attorney's fees.

A settlement agreement was negotiated between the parties and was approved by the court on April 30, 1999. The settlement had no material impact on the Company's results of operations, financial condition or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits filed with this Form 10-Q

                10.1 Amendment to Credit Agreement effective June 30, 1999, by and between the Registrant and Marquette Capital Bank, N.A., and the Amended and Restated Promissory Note

                10.2 Amendment to lease for corporate headquarters in Eden Prairie, Minnesota effective June 1, 1999 and filed as an exhibit to Form 10-K for fiscal year 1999, filed on June 28, 1999, and incorporated herein by reference

                10.3    Executive Employment Agreement with David R. Pomije

                10.4    Executive Employment Agreement with Stanley A. Bodine

                10.5    Executive Employment Agreement with Robert M. Hiben

                10.6    Executive Employment Agreement with Jeffery R. Gatesmith

                27      Financial Data Schedule


        (b) No report on Form 8-K was filed by the registrant during the quarter ended July 4, 1999.


                                    12 of 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Funco, Inc.
                                       (Registrant)

Date: July 28, 1999                    By:  /s/ David R. Pomije
                                           -------------------------------------
                                            David R. Pomije
                                            Chief Executive Officer


                                       By:  /s/ Robert M. Hiben
                                           -------------------------------------
                                            Robert M. Hiben
                                            Chief Financial Officer


                                    13 of 13