Form 10-Q
period 1999-10-03
FUNCO INC
filed 1999-10-27
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 3, 1999
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  __X__  No  _____

On October 25, 1999, the registrant had 5,974,064 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Income - Quarter and six months ended
            October 3, 1999 and September 27, 1998..........................   3

          Consolidated Balance Sheets - October 3, 1999 and March 28, 1999..   4

          Consolidated Statements of Cash Flows - Six months ended
            October 3, 1999 and September 27, 1998..........................   5

          Notes to Consolidated Financial Statements........................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................   7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk........  13



PART II - OTHER INFORMATION
---------------------------

ITEM 4    Submission of Matters to a Vote of Security Holders...............  13

ITEM 6.   Exhibits and Reports on Form 8-K..................................  13



SIGNATURES .................................................................  14
----------


                                    2 of 14

        PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)

                                                          Quarter Ended                    Six Months Ended
                                                 ------------------------------    ------------------------------
                                                   October 3,     September 27,      October 3,     September 27,
                                                      1999             1998             1999             1998
                                                 -------------    -------------    -------------    -------------
Net sales ...................................    $      52,666    $      35,299    $      95,171    $      68,193
Cost of sales ...............................           36,867           23,037           65,000           44,301
                                                 -------------    -------------    -------------    -------------
      Gross profit ..........................           15,799           12,262           30,171           23,892
Operating expenses ..........................           11,403            8,919           22,208           17,321
General and administrative expenses .........            3,271            2,501            6,306            5,015
                                                 -------------    -------------    -------------    -------------
      Operating income ......................            1,125              842            1,657            1,556
Interest income .............................               50               91              102              211
                                                 -------------    -------------    -------------    -------------
      Net income before income taxes ........            1,175              933            1,759            1,767
Income tax provision ........................              460              373              689              707
                                                 -------------    -------------    -------------    -------------
   Net income ...............................    $         715    $         560    $       1,070    $       1,060
                                                 =============    =============    =============    =============

Basic Earnings Per Share:
-------------------------

Basic net income per share ..................    $        0.12    $        0.09    $        0.18    $        0.17
Weighted average number of common
shares ......................................        5,962,915        6,204,179        5,945,972        6,199,815

Diluted Earnings Per Share:
---------------------------
Diluted net income per share ................    $        0.11    $        0.09    $        0.17    $        0.16
Weighted average number of common
and common equivalent shares ................        6,298,581        6,499,990        6,318,533        6,535,181


                             SEE ACCOMPANYING NOTES.


                                    3 of 14

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                 October 3,     March 28,
                                                                    1999          1999
                                                                 ----------    ----------
                                                                 (Unaudited)     (Note)
ASSETS
------
Current Assets
   Cash and cash equivalents ................................    $    3,509    $    8,550
   Accounts receivable ......................................         3,226         2,020
   Inventories ..............................................        45,185        28,485
   Prepaid expenses .........................................         3,107         2,948
   Current deferred tax asset ...............................           640           640
                                                                 ----------    ----------
      Total current assets ..................................        55,667        42,643

Net property and equipment ..................................        14,655        11,334
Long-term deferred tax asset ................................         1,064         1,064
Other assets ................................................           102            99
                                                                 ----------    ----------
Total assets ................................................    $   71,488    $   55,140
                                                                 ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable .........................................    $   23,700    $    9,831
   Accrued liabilities ......................................         6,106         5,266
   Deferred revenue .........................................         1,013           994
                                                                 ----------    ----------
      Total current liabilities .............................        30,819        16,091

Accrued rent ................................................           209           213

Shareholders' Equity
   Common stock (issued: 5,969,092 and 5,894,760) ...........            60            59
   Additional paid-in capital ...............................        15,791        15,238
   Retained earnings ........................................        24,609        23,539
                                                                 ----------    ----------
      Total shareholders' equity ............................        40,460        38,836
                                                                 ----------    ----------
Total liabilities and shareholders' equity ..................    $   71,488    $   55,140
                                                                 ==========    ==========


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


                             SEE ACCOMPANYING NOTES.


                                    4 of 14

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                            -------------------------------
                                                                              October 3,      September 27,
                                                                                 1999              1998
                                                                            -------------     -------------
Operating Activities
   Net income ..........................................................    $       1,070     $       1,060
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization ....................................            2,244             1,680
      Net loss on disposal of property and equipment ...................               60                30
      Changes in operating assets and liabilities:
         Accounts receivable ...........................................           (1,206)              432
         Inventories ...................................................          (16,700)           (5,964)
         Prepaid expenses ..............................................             (159)               64
         Accounts payable ..............................................           13,869               430
         Accrued liabilities ...........................................              836            (1,885)
         Deferred revenue ..............................................               19              (224)
                                                                            -------------     -------------
            Net cash provided by (used in) operating activities ........               33            (4,377)

Investing Activities
   Additions of property and equipment .................................           (5,623)           (2,403)
   Increase in other assets ............................................               (5)               --
   Purchase of short-term investments ..................................               --            (1,974)
   Sales of short-term investments .....................................               --             2,357
                                                                            -------------     -------------
         Net cash used in investing activities .........................           (5,628)           (2,020)

Financing Activities
   Payments for repurchase of common stock .............................               --            (1,291)
   Net proceeds from issuance of common stock ..........................              554               201
                                                                            -------------     -------------
         Net cash provided by (used in) financing activities ...........              554            (1,090)

Increase (decrease) in cash and cash equivalents .......................           (5,041)           (7,487)
Cash and cash equivalents at beginning of period .......................            8,550             9,295
                                                                            -------------     -------------
Cash and cash equivalents at end of period .............................    $       3,509     $       1,808
                                                                            =============     =============


                             SEE ACCOMPANYING NOTES.


                                    5 of 14

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Funco, Inc. (the Company) was incorporated in March 1988 and is a leading national specialty retailer of interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND(R) stores. The store strategy is complemented by the Company's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine. The Company operated 353 retail locations at October 3, 1999, compared to 270 retail locations at September 27, 1998.

Note 2. Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31st which completes a 52 or 53-week reporting period. Fiscal 2000 is a 53-week reporting period with the first quarter consisting of 14 weeks and all other quarters consisting of 13 weeks. Fiscal 1999 was a 52-week reporting period with each quarter consisting of 13 weeks.

                                        Ending Date
                         ----------------------------------------
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

Due to the seasonal nature of the Company's business, the operating results for the quarter ended October 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2000.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 28, 1999.


                                    6 of 14

Note 4. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

                                                              Quarter Ended                   Six Months Ended
                                                     ------------------------------    ------------------------------
                                                       October 3,     September 27,      October 3,     September 27,
                                                          1999             1998             1999            1998
                                                     -------------    -------------    -------------    -------------
Numerator:
   Net income ...................................    $     715,000    $     560,000    $   1,070,000    $   1,060,000
                                                     =============    =============    =============    =============

Denominator:
   Denominator for basic net income
     per share - weighted average shares ........        5,962,915        6,204,179        5,945,972        6,199,815

Dilutive securities:
   Employee and nonemployee director stock
     options ....................................          335,666          295,811          372,561          335,366
                                                     -------------    -------------    -------------    -------------

   Denominator for diluted earnings per share -
     adjusted weighted average shares ...........        6,298,581        6,499,990        6,318,533        6,535,181
                                                     =============    =============    =============    =============

Basic earnings per share ........................    $        0.12    $        0.09    $        0.18    $        0.17
                                                     =============    =============    =============    =============

Diluted earnings per share ......................    $        0.11    $        0.09    $        0.17    $        0.16
                                                     =============    =============    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain items in the statements of income expressed as (i) percentage of net sales for the periods indicated and (ii) percentage changes from the comparable period prior year.

                                                                 Percent                                   Percent
                                         Quarter Ended          Inc (Dec)        Six Months Ended         Inc (Dec)
                                  ---------------------------   ---------   ---------------------------   ---------
                                  October 3,    September 27,   2000 over   October 3,    September 27,   2000 over
                                     1999           1998           1999        1999           1998           1999
                                  ----------    -------------   ---------   ----------    -------------   ---------
Net sales.......................    100.0%          100.0%         49.2%      100.0%         100.0%         39.6%
Cost of sales...................     70.0            65.3          60.0        68.3           65.0          46.7
                                  ----------    -------------               ----------    -------------
Gross profit....................     30.0            34.7          28.8        31.7           35.0          26.3
Operating expenses..............     21.7            25.3          27.9        23.3           25.4          28.2
General and admin. expenses.....      6.2             7.1          30.8         6.6            7.4          25.7
                                  ----------    -------------               ----------    -------------
Operating income................      2.1             2.4          33.6         1.7            2.3           6.5
Interest income.................      0.1             0.3         (45.1)        0.1            0.3         (51.7)
                                  ----------    -------------               ----------    -------------
Net income before taxes.........      2.2             2.6          25.9         1.8            2.6          (0.5)
Income tax provision............      0.9             1.1          23.3         0.7            1.0          (2.5)
                                  ----------    -------------               ----------    -------------
Net income......................      1.4             1.6          27.7         1.1            1.6           0.9
                                  ==========    =============               ==========    =============


                                    7 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Second Quarter Fiscal 2000 to Second Quarter Fiscal 1999

Net sales for the quarter increased from $35,299,000 in 1999 to $52,666,000 in 2000, an increase of 49.2%. The Company opened 38 new stores during the quarter and operated a total of 353 locations at the end of the quarter this year compared to 270 locations at the end of the same period prior year. Comparable store sales for the quarter increased 32%. The strong overall sales increase is primarily due to the launch of Sega Dreamcast and to operating a greater number of stores compared to prior year.

Cost of sales for the quarter increased from $23,037,000 in 1999 to $36,867,000 in 2000, an increase of 60.0%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales for the quarter increased from 65.3% in 1999 to 70.0% in 2000. This increase is primarily due to the shift in sales mix from previously played product to lower margin new product which accounted for 69% of sales for the second quarter, compared to 58% for the same period last year.

Operating expenses for the quarter increased from $8,919,000 in 1999 to $11,403,000 in 2000, an increase of 27.9%. This increase is primarily due to higher store payroll and occupancy expense which occurred as the Company operated a greater number of stores than in the same period prior year and also to support the 32% increase in comparable store sales. Operating expenses as a percentage of net sales decreased favorably from 25.3% in 1999 to 21.7% in 2000, due to leveraging as net sales increased by 49.2%.

General and administrative expenses for the quarter increased from $2,501,000 in 1999 to $3,271,000 in 2000, an increase of 30.8%. This increase occurred to support the store base which grew to 353 locations from 270 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 7.1% in 1999 to 6.2% in 2000, due to leveraging as net sales increased by 49.2%.

The Company generated operating income for the quarter of $1,125,000 compared to operating income of $842,000 for the same period prior year, an increase of 33.6%.

Interest income for the quarter decreased from $91,000 in 1999 to $50,000 in 2000, a decrease of 45.1% as the Company maintained lower average cash balances than in the prior year.

The Company generated net income before income taxes for the quarter of $1,175,000 compared to net income before income taxes of $933,000 in the same period prior year, an increase of 25.9%. As a result, the Company recorded income tax expense for the quarter of $460,000 compared to income tax expense of $373,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $715,000, or $0.11 per share, compared to net income of $560,000, or $0.09 per share, for the same period prior year.

Comparison of Six Month Period Fiscal 2000 to Six Month Period Fiscal 1999

Net sales for the six month period increased from $68,193,000 in 1999 to $95,171,000 in 2000, an increase of 39.6%. The Company opened 42 new stores and closed one store during the six month period and operated a total of 353 locations at the end of the six month period this year compared to 270 locations at the end of


                                    8 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the same period prior year. Comparable store sales for the six month period increased 16%. The strong overall sales increase is primarily due to operating a greater number of stores compared to prior year and to the launch of Sega Dreamcast.

Cost of sales for the six month period increased from $44,301,000 in 1999 to $65,000,000 in 2000, an increase of 46.7%. The dollar increase in cost of sales is primarily due to the strong growth in sales. Cost of sales as a percentage of net sales increased from 65.0% in 1999 to 68.3% in 2000. This increase is primarily due to a shift in sales mix from previously played product to lower margin new product which accounted for 64% of sales in the six month period compared to 56% one year ago.

Operating expenses for the six month period increased from $17,321,000 in 1999 to $22,208,000 in 2000, an increase of 28.2%. This increase is primarily due to higher store payroll and occupancy expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 16% increase in comparable store sales. Operating expenses decreased favorably as a percentage of net sales from 25.4% in 1999 to 23.3% in 2000, due to leveraging as net sales increased by 39.6%.

General and administrative expenses for the six month period increased from $5,015,000 in 1999 to $6,306,000 in 2000, an increase of 25.7%. This increase occurred to support the store base which grew to 353 locations from 270 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 7.4% in 1999 to 6.6% in 2000, due to leveraging as net sales increased by 39.6%.

The Company generated operating income for the six month period of $1,657,000 compared to operating income of $1,556,000 in the same period prior year, an increase of 6.5%.

Interest income for the six month period decreased from $211,000 in 1999 to $102,000 in 2000, a decrease of 51.7%, as the Company maintained lower average levels of cash and cash equivalents and short-term investments.

The Company generated net income before income taxes for the six month period of $1,759,000 compared to net income before income taxes of $1,767,000 in the same period prior year, a decrease of 0.5%. As a result, the Company recorded income tax expense for the six month period of $689,000 compared to income tax expense of $707,000 for the same period prior year.

Due to the above factors, the Company generated net income for the six month period of $1,070,000, or $0.17 per share, compared to net income of $1,060,000, or $0.16 per share, for the same period prior year.


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

              Net Sales (in thousands)                     Number of Stores Open at Quarter End
----------------------------------------------------    ------------------------------------------
Fiscal                                                  Fiscal
Quarter          2000          1999          1998       Quarter       2000       1999       1998
----------   -----------   -----------   -----------    ---------   --------   --------   --------
First          $42,505       $32,894       $24,001      First          315        252        193
Second          52,666        35,299        26,760      Second         353        270        215
Third                         82,889        67,036      Third                     310        249
Fourth                        55,591        45,519      Fourth                    312        250

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing financing requirements are for new store capital expenditures and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the six months ended October 3, 1999, the Company generated $33,000 of cash from operating activities primarily as net income, depreciation and the increase in accounts payable exceeded the increase in new store and seasonal inventory build. The Company used $5,628,000 of cash for investing activities, primarily for capital expenditures related to new stores, store remodels, information systems and website enhancements. For the six months ended September 27, 1998, the Company used $4,377,000 of cash for operating activities and used $2,020,000 of cash for investing activities.

The Company has a $20,000,000 unsecured revolving credit facility available, representing the seasonally adjusted increase to its $5,000,000 facility with a commercial bank. During the second quarter this facility was amended by raising the seasonal line from $10,000,000 to $20,000,000 and also amended so that amounts borrowed may not exceed $10,000,000 for more than 45 days from September 15, 1999 to December 15, 1999. The Company is required to maintain certain financial ratios and achieve certain operating results. The interest rate on outstanding borrowings under the facility (7.38% for the month ended October 3, 1999) is based upon LIBOR plus 200 basis points. The Company had no borrowings under the facility at October 3, 1999.

During fiscal 2000, the Company plans to incur capital expenditures of approximately $8,200,000, of which $5,623,000 has been incurred to date, for new store openings, store remodels, enhancements to store and corporate information systems and general corporate purposes. The Company incurred capital expenditures of $6,838,000 in fiscal 1999.


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

The Company has been involved in an ongoing assessment of year 2000 readiness and has undergone a company-wide program of adapting its computer systems and applications for the year 2000. Substantially all in-house developed software has been written to be year 2000 compliant. Recently completed upgrades of important applications, including inventory management, transfer management, merchandise information and financial systems, were designed to be year 2000 compliant. Several less critical in-house applications and third party packages have required year 2000 modification. All of the Company's systems and applications have been included in the Company's ongoing year 2000 readiness efforts.

The Company is also continuing the process of assessing year 2000 issues associated with its various business partners, including vendors and service providers, and is actively working with these third parties to continue to identify and mitigate common risks. The Company has also been engaged in the assessment of year 2000 issues affecting its telephone and communication systems, distribution processes, utilities, alarm systems and transportation services.

Risks

The variety, nature and complexity of year 2000 issues, the dependence on technical skills and expertise of Company employees and independent contractors and issues associated with the readiness of third parties are factors which could result in the Company's efforts toward year 2000 compliance being less than fully effective.

Failure to properly assess and correct year 2000 issues could result in materially adverse financial consequences through an inability to adequately process retail, mail order or web site transactions or, due to the failure of the Company's systems to provide accurate information for ordering, pricing or distributing merchandise. Accurate financial reporting is dependent upon year 2000 compliance. Failures caused by vendors not being year 2000 compliant could lead to delays in receiving product shipments and to a resulting loss of sales. Year 2000 compliance difficulties on the part of financial institutions could interfere with cash collections, payments and funding for the Company. In addition to the above, the Company believes that other unidentified risks could be associated with failure of year 2000 compliance by the Company or third parties.

Readiness Progress

A summary of the Company's critical systems and progress toward year 2000 readiness is as follows:


                                    11 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Store systems include software applications and hardware that process transactions in the retail stores and enable communication of information between stores and the Company's corporate office. These systems include a new third party software package which was installed in FUNCOLAND store locations between August 1998 and April 1999. Each store's hardware configuration includes a new server installed at the same time as the new software and generally includes earlier installed hardware components. The new software and new hardware were designed to be year 2000 ready, with testing 95% complete. Remaining testing will be completed before the end of November 1999.

Financial systems primarily consist of a series of third party software modules installed between March 1998 and August 1998. These systems are used for accounting, control and financial reporting. These systems were tested to recognize transactions over a wide range of critical dates. Testing of the year 2000 readiness of the Company's financial systems is 100% complete, with no further remediation required.

Corporate systems encompass in-house developed software applications and recently upgraded systems performing functions including inventory management, transfer management and merchandise information. These in-house developed software applications were designed and programmed for year 2000 readiness. The critical components are nevertheless undergoing comprehensive evaluation and testing. Such testing is approximately 70% complete. The remainder of the testing is projected to be completed before the end of November 1999.

Contingency Plan

Based on progress and efforts to date, the Company believes that its program of assessment, testing and correcting, along with selected system upgrades, will enable it to successfully meet the year 2000 challenge. The Company is also completing a formal contingency plan and, in the event of failures associated with year 2000 readiness, believes that adequate resources could rapidly be directed toward correcting isolated internal failures. The plan includes supplementing those systems and processes which are year 2000 ready with alternate means of data collection, storage and retrieval. It also includes alternative means of communication between the Company's corporate office, distribution center, store locations, vendors and customers. The plan's objective is to assure continuity in performing critical functions, but includes risks associated with third party service providers.

Costs

As of October 3, 1999, the Company had incurred external costs of approximately $55,000 related to year 2000 readiness, including testing, analysis and purchase of hardware and software upgrades. Total costs associated with year 2000 readiness are expected to be between $75,000 and $125,000. Most of the remaining costs are expected to be related to PC replacement and will be incurred before the end of November 1999. However, there can be no assurance that costs will not exceed the projected level.

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


                                    12 of 14

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Company held its Annual Meeting of Shareholders on July
                  30, 1999.

         (b) The Shareholders voted on the election of Directors, each to serve a one year term. The vote was as follows for each of the nominees:

                  NAME                       AFFIRMATIVE      AUTHORITY WITHHELD
                  -------------------        -----------      ------------------
                  David R. Pomije             5,612,484              4,940
                  Stanley A. Bodine           5,612,484              4,940
                  George E. Mileusnic         5,612,484              4,940
                  Patrick J. Ferrell          5,612,284              5,140

         (c) The Shareholders also voted on the appointment of Ernst & Young LLP as the Company's independent auditors for the 2000 fiscal year. The vote was as follows:

                         AFFIRMATIVE       AUTHORITY WITHHELD     ABSTENTIONS
                         -----------       ------------------     -----------
                          5,608,149             1,175                8,100


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed with this Form 10-Q

                  10.1 Amendment to Credit Agreement effective October 1, 1999, by and between the Registrant and Marquette Capital Bank, N.A., and the Amended and Restated Promissory Note

                  27       Financial Data Schedule

         (b) No report on Form 8-K was filed by the registrant during the quarter ended October 3, 1999.


                                    13 of 14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Funco, Inc.
                                       (Registrant)

Date: October 27, 1999                 By:  /s/ David R. Pomije
                                           -------------------------------------
                                            David R. Pomije
                                            Chief Executive Officer


                                       By:  /s/ Robert M. Hiben
                                           -------------------------------------
                                            Robert M. Hiben
                                            Chief Financial Officer


                                    14 of 14