Form 10-Q
period 2000-01-02
FUNCO INC
filed 2000-01-31
CIK 889664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 2, 2000
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  _X_   No  ___

On January 28, 2000, the registrant had 6,014,069 outstanding shares of common stock, $ .01 par value.

                                   FUNCO, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.    Consolidated Financial Statements (Unaudited)

           Consolidated Statements of Income - Quarter and nine
                months ended January 2, 2000 and December 27,
                1998......................................................     3

           Consolidated Balance Sheets - January 2, 2000 and
                March 28, 1999............................................     4


           Consolidated Statements of Cash Flows - Nine months
                ended January 2, 2000 and December 27, 1998...............     5

           Notes to Consolidated Financial Statements.....................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     7

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.....    11



PART II - OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K...............................    11



SIGNATURES ...............................................................    12

                                    2 of 12

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   FUNCO, INC.
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                  Quarter Ended                 Nine Months Ended
                                            ---------------------------     ---------------------------
                                            January 2,      December 27,    January 2,      December 27,
                                                2000           1998             2000            1998
                                            -----------     -----------     -----------     -----------
Net sales ..............................    $   102,701     $    82,889     $   197,872     $   151,082
Cost of sales ..........................         73,212          58,049         138,212         102,350
                                            -----------     -----------     -----------     -----------
    Gross profit .......................         29,489          24,840          59,660          48,732
Operating expenses .....................         18,502          13,020          40,710          30,341
General and administrative expenses ....          3,721           2,977          10,027           7,992
                                            -----------     -----------     -----------     -----------
    Operating income ...................          7,266           8,843           8,923          10,399
Interest expense .......................            (40)            (12)            (40)            (12)
Interest income ........................             40              36             142             247
                                            -----------     -----------     -----------     -----------
    Net income before income taxes .....          7,266           8,867           9,025          10,634
Income tax provision ...................          2,856           3,472           3,545           4,179
                                            -----------     -----------     -----------     -----------
    Net income .........................    $     4,410     $     5,395     $     5,480     $     6,455
                                            ===========     ===========     ===========     ===========

Basic Earnings Per Share:
-------------------------
Basic net income per share .............    $      0.74     $      0.90     $      0.92     $      1.05
Weighted average number of common shares      5,982,410       5,980,275       5,958,118       6,126,635

Diluted Earnings Per Share:
---------------------------
Diluted net income per share ...........    $      0.70     $      0.87     $      0.87     $      1.01
Weighted average number of common
   and common equivalent shares ........      6,308,005       6,232,506       6,308,548       6,420,311

                             SEE ACCOMPANYING NOTES.

                                    3 of 12

                                   FUNCO, INC.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                   January 2,  March 28,
                                                      2000       1999
                                                     -------    -------
                                                   (Unaudited)   (Note)
ASSETS
Current Assets
   Cash and cash equivalents ....................    $20,549    $ 8,550
   Accounts receivable ..........................      1,615      2,020
   Inventories ..................................     29,344     28,485
   Prepaid expenses .............................      3,184      2,948
   Current deferred tax asset ...................        640        640
                                                     -------    -------
      Total current assets ......................     55,332     42,643

 Net property and equipment .....................     16,396     11,334
 Long-term deferred tax asset ...................      1,064      1,064
 Other assets ...................................         62         99
                                                     -------    -------
 Total assets ...................................    $72,854    $55,140
                                                     =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable .............................    $16,939    $ 9,831
   Accrued liabilities ..........................      9,146      5,266
   Deferred revenue .............................      1,408        994
                                                     -------    -------
      Total current liabilities .................     27,493     16,091

Accrued rent ....................................        303        213

Shareholders' Equity
   Common stock (issued: 5,989,719 and 5,894,760)         60         59
   Additional paid-in capital ...................     15,979     15,238
   Retained earnings ............................     29,019     23,539
                                                     -------    -------
      Total shareholders' equity ................     45,058     38,836
                                                     -------    -------
Total liabilities and shareholders' equity ......    $72,854    $55,140
                                                     =======    =======

Note: The balance sheet at March 28, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             SEE ACCOMPANYING NOTES.

                                    4 of 12

                                   FUNCO, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                 ------------------------
                                                                 January 2,  December 27,
                                                                    2000         1998
                                                                 ----------  ------------
Operating Activities
   Net income ................................................    $  5,480     $  6,455
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..........................       3,542        2,589
      Deferred tax asset .....................................          --           44
      Net loss on disposal of property and equipment .........          60           72
      Changes in operating assets and liabilities:
         Accounts receivable .................................         405       (2,663)
         Inventories .........................................        (859)      (8,380)
         Prepaid expenses ....................................        (236)        (519)
         Accounts payable ....................................       7,108       14,597
         Accrued liabilities .................................       4,198        5,535
         Deferred revenue ....................................         186          134
                                                                  --------     --------
            Net cash provided by operating activities ........      19,884       17,864

Investing Activities
   Additions of property and equipment .......................      (8,657)      (6,062)
   Increase in other assets ..................................          30          (10)
   Purchase of short-term investments ........................          --       (4,288)
   Sales of short-term investments ...........................          --        5,748
                                                                  --------     --------
         Net cash used in investing activities ...............      (8,627)      (4,612)

Financing Activities
   Payments for repurchase of common stock ...................          --       (3,693)
   Net proceeds from issuance of common stock ................         742          721
                                                                  --------     --------
         Net cash provided by (used in) financing activities .         742       (2,972)

Increase in cash and cash equivalents ........................      11,999       10,280
Cash and cash equivalents at beginning of period .............       8,550        9,295
                                                                  --------     --------
Cash and cash equivalents at end of period ...................    $ 20,549     $ 19,575
                                                                  ========     ========

                            SEE ACCOMPANYING NOTES.

                                    5 of 12

                                   FUNCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company

Funco, Inc. (the Company) was incorporated in March 1988 and is a leading national specialty retailer of interactive home entertainment, primarily through the purchase and resale of new and previously played video games along with related hardware and accessory items through its FUNCOLAND(R) stores. The store strategy is complemented by the Company's mail order operation, the FUNCOLAND SUPERSTORE Web site and publication of GAME INFORMER(R), a video game magazine. The Company operated 401 retail locations at January 2, 2000, compared to 310 retail locations at December 27, 1998.

Note 2.  Fiscal Year

The Company's fiscal year ends on a Sunday on or near March 31st which completes a 52 or 53-week reporting period. Fiscal 2000 is a 53-week reporting period with the first quarter consisting of 14 weeks and all other quarters consisting of 13 weeks. Fiscal 1999 was a 52-week reporting period with each quarter consisting of 13 weeks.

                                            Ending Date
                             -----------------------------------------
                                   2000                    1999
                             -----------------     -------------------
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

Due to the seasonal nature of the Company's business, the operating results for the quarter ended January 2, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 2, 2000.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 28, 1999.

                                    6 of 12

Note 4.  Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

                                                        Quarter Ended             Nine Months Ended
                                                   ------------------------    ------------------------
                                                   January 2,   December 27,   January 2,   December 27,
                                                      2000          1998          2000          1998
                                                   ----------    ----------    ----------    ----------
Numerator:
   Net income .................................    $4,410,000    $5,395,000    $5,480,000    $6,455,000
                                                   ==========    ==========    ==========    ==========

Denominator:
   Denominator for basic net income
     per share - weighted average shares ......     5,982,410     5,980,275     5,958,118     6,126,635

Dilutive securities:
   Employee and nonemployee director stock
     options ..................................       325,595       252,231       350,430       293,676
                                                   ----------    ----------    ----------    ----------

   Denominator for diluted earnings per share -
     adjusted weighted average shares .........     6,308,005     6,232,506     6,308,548     6,420,311
                                                   ==========    ==========    ==========    ==========

Basic earnings per share ......................    $     0.74    $     0.90    $     0.92    $     1.05
                                                   ==========    ==========    ==========    ==========

Diluted earnings per share ....................    $     0.70    $     0.87    $     0.87    $     1.01
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

                                                              Percent                                   Percent
                                      Quarter Ended          Inc (Dec)        Nine Months Ended         Inc (Dec)
                               ---------------------------  ------------  --------------------------  ------------
                                 January 2,   December 27,   2000 over     January 2,   December 27,   2000 over
                                    2000          1998          1999          2000          1998          1999
                               -------------  ------------  ------------  ------------  ------------  ------------
Net sales .................        100.0%        100.0%         23.9%         100.0%        100.0%         31.0%
Cost of sales .............         71.3          70.0          26.1           69.8          67.7          35.0
                               -------------  ------------                ------------  ------------
Gross profit ..............         28.7          30.0          18.7           30.2          32.3          22.4
Operating expenses ........         18.0          15.7          42.1           20.6          20.1          34.2
General and admin. expenses          3.6           3.6          25.0            5.1           5.3          25.5
                               -------------  ------------                ------------  ------------
Operating income ..........          7.1          10.7         (17.8)           4.5           6.9         (14.2)
Interest expense ..........           --            --         233.3             --            --         233.3
Interest income ...........           --            --          11.1            0.1           0.2         (42.5)
                               -------------  ------------                ------------  ------------
Net income before taxes ...          7.1          10.7         (18.1)           4.6           7.0         (15.1)
Income tax provision ......          2.8           4.2         (17.7)           1.8           2.8         (15.2)
                               -------------  ------------                ------------  ------------
Net income ................          4.3%          6.5%        (18.3)%          2.8%          4.3%        (15.1)%
                               =============  ============                ============  ============

                                    7 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Third Quarter Fiscal 2000 to Third Quarter Fiscal 1999

Net sales for the quarter increased from $82,889,000 in 1999 to $102,701,000 in 2000, an increase of 23.9%. The Company opened 48 new stores during the quarter and operated a total of 401 locations at the end of the quarter this year compared to 310 locations at the end of the same period prior year. Comparable store sales for the quarter decreased 4%. The decline in comparable store sales for the quarter occurred due to industry wide shortages of high demand products such as Nintendo Game Boy Color systems and Pokemon Yellow games, as well as an overall lack of "big hit" title releases for Nintendo 64 and Playstation game consoles compared to last year. Price reductions on Playstation and Nintendo 64 hardware also adversely impacted sales comparisons. Sales were favorably impacted by the strong performance of Sega Dreamcast.

Cost of sales for the quarter increased from $58,049,000 in 1999 to $73,212,000 in 2000, an increase of 26.1%. The dollar increase in cost of sales is primarily due to the growth in sales. Cost of sales as a percentage of net sales for the quarter increased from 70.0% in 1999 to 71.3% in 2000. New product comprised 66% of sales for the quarter, consistent with prior year, however, sales mix within new products reflected a shift from higher margin new games to lower margin new systems.

Operating expenses for the quarter increased from $13,020,000 in 1999 to $18,502,000 in 2000, an increase of 42.1%. This increase is primarily due to higher store payroll and occupancy expense which occurred as the Company operated a greater number of stores than in the same period prior year. Operating expenses as a percentage of net sales increased from 15.7% in 1999 to 18.0% in 2000.

General and administrative expenses for the quarter increased from $2,977,000 in 1999 to $3,721,000 in 2000, an increase of 25.0%. This increase occurred to support the store base which grew to 401 locations from 310 locations at the end of the same period in the prior year. General and administrative expenses as a percentage of net sales in 2000 remained constant with the prior year.

The Company generated operating income for the quarter of $7,266,000 compared to operating income of $8,843,000 for the same period prior year, a decrease of 17.8%.

Interest income for the quarter increased from $36,000 in 1999 to $40,000 in 2000, an increase of 11.1%.

The Company generated net income before income taxes for the quarter of $7,266,000 compared to net income before income taxes of $8,867,000 in the same period prior year, a decrease of 18.1%. As a result, the Company recorded income tax expense for the quarter of $2,856,000 compared to income tax expense of $3,472,000 for the same period prior year.

Due to the above factors, the Company generated net income for the quarter of $4,410,000, or $0.70 per share, compared to net income of $5,395,000, or $0.87 per share, for the same period prior year.

Comparison of Nine Month Period Fiscal 2000 to Nine Month Period Fiscal 1999

Net sales for the nine month period increased from $151,082,000 in 1999 to $197,872,000 in 2000, an increase of 31.0%. The Company opened 90 new stores and closed one store during the nine month period and operated a total of 401 locations at the end of the nine month period this year compared to 310 locations at the end of the same period prior year. Comparable store sales for the nine month period

                                    8 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased 5%. The 31.0% sales increase is primarily due to operating a greater number of stores compared to prior year and due to strong sales of Sega Dreamcast product since its September introduction.

Cost of sales for the nine month period increased from $102,350,000 in 1999 to $138,212,000 in 2000, an increase of 35.0%. The dollar increase in cost of sales is primarily due to growth in net sales. Cost of sales as a percentage of net sales increased from 67.7% in 1999 to 69.8% in 2000. This increase is primarily due to a shift in sales mix from previously played product to lower margin new product which accounted for 65% of sales in the nine month period compared to 61% one year ago.

Operating expenses for the nine month period increased from $30,341,000 in 1999 to $40,710,000 in 2000, an increase of 34.2%. This increase is primarily due to higher store payroll and occupancy expense which occurred both as the Company operated a greater number of stores than in the same period prior year and also to support the 5% increase in comparable store sales. Operating expenses as a percentage of net sales increased from 20.1% in 1999 to 20.6% in 2000.

General and administrative expenses for the nine month period increased from $7,992,000 in 1999 to $10,027,000 in 2000, an increase of 25.5%. This increase occurred to support the store base which grew to 401 locations from 310 locations at the end of the same period in the prior year. General and administrative expenses decreased favorably as a percentage of net sales from 5.3% in 1999 to 5.1% in 2000, due to leveraging as net sales increased by 31.0%.

The Company generated operating income for the nine month period of $8,923,000 compared to operating income of $10,399,000 in the same period prior year, a decrease of 14.2%

Interest income for the nine month period decreased from $247,000 in 1999 to $142,000 in 2000, a decrease of 42.5%, as the Company maintained lower average levels of cash and cash equivalents and short-term investments.

The Company generated net income before income taxes for the nine month period of $9,025,000 compared to net income before income taxes of $10,634,000 in the same period prior year, a decrease of 15.1%. As a result, the Company recorded income tax expense for the nine month period of $3,545,000 compared to income tax expense of $4,179,000 for the same period prior year.

Due to the above factors, the Company generated net income for the nine month period of $5,480,000, or $0.87 per share, compared to net income of $6,455,000, or $1.01 per share, for the same period prior year.

                                    9 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Seasonality and Quarterly Fluctuations

The Company's business is seasonal with a majority of net sales generated in the third and fourth fiscal quarters, which include the holiday selling season. In addition to sales seasonality, the Company's quarterly results are also impacted by factors including new product introductions and the number and timing of new store openings. As an example, the introduction of Sega Dreamcast led to seasonally high net sales in the second quarter of fiscal 2000. Growth of the store base may obscure the impact of seasonal influences. Because of the seasonality of the Company's business and the factors mentioned above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The following table sets forth net sales by quarter and the number of stores operating at each quarter end for the past eleven quarters:

        Net Sales (in thousands)          Number of Stores Open at Quarter End
---------------------------------------  ---------------------------------------
Fiscal                                   Fiscal
Quarter    2000       1999       1998    Quarter    2000       1999       1998
-------  --------   --------   --------  -------  --------   --------   --------

First    $ 42,505   $ 32,894   $ 24,001  First       315        252        193
Second     52,666     35,299     26,760  Second      353        270        215
Third     102,701     82,889     67,036  Third       401        310        249
Fourth                55,591     45,519  Fourth                 312        250

Liquidity and Capital Resources

The Company's primary ongoing financing requirements are for new store capital expenditures and inventory. On an interim basis, the Company's financing requirements are also impacted by quarterly operating results and seasonal fluctuations in inventory levels.

During the nine months ended January 2, 2000, the Company generated $19,884,000 of cash from operating activities primarily due to net income, depreciation and increases in accounts payable and accrued liabilities. The Company used $8,627,000 of cash for investing activities, primarily for capital expenditures related to new stores, store remodels, information systems and the Company's websites. For the nine months ended December 27, 1998, the Company generated $17,864,000 of cash from operating activities and used $4,612,000 of cash for investing activities, primarily for capital expenditures, and $2,972,000 for financing activities, primarily for stock repurchases.

The Company has a $5,000,000 unsecured revolving credit facility with a commercial bank, seasonally increasing to $20,000,000. The interest rate on outstanding borrowings under the facility (8.47% for the month ended January 2, 2000) is based upon LIBOR plus 200 basis points. The facility requires the Company to maintain certain financial ratios and achieve certain operating results. The Company had no borrowings under the facility at January 2, 2000.

During fiscal 2000, the Company plans to incur capital expenditures of approximately $9,300,000, of which $8,657,000 has been incurred to date, primarily for new stores, store remodels, information systems and the Company's websites. The Company incurred capital expenditures of $6,838,000 in fiscal 1999.

                                    10 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company believes that cash from operations and funds available under its revolving credit facility will provide sufficient funds for financing planned store openings, working capital needs and other capital expenditures for at least 12 months.

YEAR 2000 MATTERS

Prior to January 2000, the Y2K project team had evaluated the Company's business and operational systems to ensure Y2K readiness. As a result, we believe that all mission critical software and hardware was assessed, and if necessary, remedied to be Y2K ready. All mission critical software and hardware has continued to function beyond January 1, 2000 without any business interruption.

As the year 2000 progresses, however, we may experience problems associated with the year 2000 that have not yet been discovered. Our Y2K project team will continue to monitor and test systems as necessary and will remain in place through the end of the fiscal year, April 2, 2000.

As of January 2, 2000, the Company had incurred external costs of less than $100,000 related to year 2000 readiness, including testing, analysis and purchase of hardware and software upgrades. The Company believes this to be the overall cost of the project, however, there can be no assurance that final costs will not exceed this level.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not currently subject to market risks relating to interest rates, foreign currency exchange rates, commodity prices or other market price risks of a material nature.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits filed with this Form 10-Q

                  27         Financial Data Schedule

            (b) No report on Form 8-K was filed by the registrant during the quarter ended January 2, 2000.






                                    11 of 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Funco, Inc.
                                       (Registrant)

Date:  January 31, 2000                By:       /s/ David R. Pomije
                                               ---------------------------------
                                                 David R. Pomije
                                                 Chief Executive Officer


                                       By:       /s/ Robert M. Hiben
                                               ---------------------------------
                                                 Robert M. Hiben
                                                 Chief Financial Officer

                                    12 of 12